Form 10-Q
period 2004-06-30
KANBAY INTERNATIONAL INC
filed 2004-09-03
CIK 1125011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from        to

Commission File Number 000-50849

KANBAY INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4387594
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6400 Shafer Court, Suite 100 Rosemont, Illinois 60018 Phone: (847) 384-6100
(Address, including zip code, and telephone number (including area code) of registrant’s principal executive office)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☐  No: ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐  No: ☒

As of September 2, 2004, the Registrant has 32,359,870 shares of Common Stock, $0.001 par value per share, outstanding.

KANBAY INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Kanbay International, Inc.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,621	$17,419
Accounts receivable—related parties	16,507	2,820
Accounts receivable—third parties	12,883	7,649
Employee and other receivables	745	590
Deferred income taxes	844	844
Prepaid expenses and other	4,939	3,628
Total current assets	42,539	32,950
Property and equipment:
Land and building	3,797	3,486
Computer equipment	13,348	10,675
Computer software	4,087	3,365
Furniture and fixtures	4,362	3,687
Leasehold improvements	2,632	1,754
	28,226	22,967
Less: accumulated depreciation	13,734	11,652
	14,492	11,315
Investment in affiliate	23,006	22,185
Deferred income taxes	1,350	1,350
Other assets	2,594	559
Total assets	$83,981	$68,359

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,435	$2,312
Amounts due to subcontractors	834	368
Deferred revenue	3,355	2,629
Accrued liabilities	15,846	15,542
Total current liabilities	23,470	20,851
Total liabilities	23,470	20,851

Stockholders’ equity:
Series A-1 Preferred Stock, par value $0.001 per share, 402,857 shares authorized, 35,000 shares issued and outstanding in 2003 (liquidation preference of $139 in 2003)	—	—
Series A-2 Preferred Stock, par value $0.001 per share, 3,298,333 shares authorized, issued and outstanding in 2003 (liquidation preference of $13,119 in 2003)	—	3
Preferred Stock, par value $0.001 per share, no shares authorized, in 2003; 5,000,000 shares authorized, no shares issued and outstanding, at June 30, 2004	—	—
Common Stock, par value $0.001 per share, 200,000,000 shares authorized, 20,725,776 and 26,997,370 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	27	21
Additional paid-in capital	55,464	54,570
Retained earnings (accumulated deficit)	959	(10,800)
Cumulative foreign currency translation adjustments	4,061	3,714
Total stockholders’ equity	60,511	47,508
Total liabilities and stockholders’ equity	$83,981	$68,359

See accompanying notes to the unaudited consolidated financial statements.

Kanbay International, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands except per share amounts)

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net revenues—related parties	$29,331	$16,690	$55,091	$30,904
Net revenues—third parties	15,419	9,208	26,664	17,109
Total revenues	44,750	25,898	81,755	48,013
Cost of revenues	24,149	14,347	42,914	26,493
Gross profit	20,601	11,551	38,841	21,520
Sales and marketing expenses	4,183	2,796	8,149	4,930
General and administrative expenses	7,378	5,922	14,556	10,993
Stock compensation expense	307	357	606	668
Total selling, general and administrative expenses	11,868	9,075	23,311	16,591
Depreciation and amortization	1,185	773	2,222	1,524
Gain on sale of fixed assets	(10)	—	(20)	(7)
Income from operations	7,558	1,703	13,328	3,412
Other income (expense):
Interest expense	(1)	(66)	(17)	(147)
Interest income	22	2	42	7
Foreign exchange loss	(103)	(31)	(10)	(146)
Equity in earnings of affiliate	614	617	1,384	990
Other, net	—	1	22	1
	532	523	1,421	705
Income before income taxes	8,090	2,226	14,749	4,117
Income tax expense	1,660	23	2,990	80
Net income	6,430	2,203	11,759	4,037
Dividends on preferred stock	(125)	(152)	(277)	(302)
Increase in carrying value of stock subject to repurchase	—	(610)	—	(1,804)
Income available to common stockholders	$6,305	$1,441	$11,482	$1,931

Income per share of common stock
Basic	$0.29	$0.07	$0.54	$0.09
Diluted	$0.21	$0.05	$0.40	$0.08

The composition of stock compensation expense is as follows:
Cost of revenues	$98	$162	$241	$273
Sales and marketing expenses	56	64	111	128
General and administrative expenses	153	131	254	267
	$307	$357	$606	$668

See accompanying notes to the unaudited consolidated financial statements.

Kanbay International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Six months ended June 30
	2004	2003
OPERATING ACTIVITIES
Net income	$11,759	$4,037
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,222	1,524
Gain on sale of fixed assets	(20)	(7)
Stock compensation expense	606	668
Equity in earnings of affiliate	(1,384)	(990)
Changes in operating assets and liabilities:
Accounts receivable	(19,076)	(2,656)
Other assets	(3,630)	(852)
Accounts payable	1,230	296
Other current liabilities	1,736	(571)
Net cash provided by (used in) operating activities	(6,557)	1,449
INVESTING ACTIVITIES
Additions to property and equipment	(5,415)	(2,828)
Proceeds from sale of fixed assets	18	—
Dividends received from affiliate	913	576
Net cash used in investing activities	(4,484)	(2,252)
FINANCING ACTIVITIES
Payments on line of credit, net	—	(86)
Payments on long-term debt	—	(287)
Payments on amounts due related parties	—	(414)
Proceeds from exercise of warrants	294	—
Net cash provided by (used in) financing activities	294	(787)
Effect of exchange rates on cash	(51)	(212)
Decrease in cash and cash equivalents	(10,798)	(1,802)
Cash and cash equivalents at beginning of period	17,419	10,127
Cash and cash equivalents at end of period	$6,621	$8,325

See accompanying notes to unaudited consolidated financial statements.

Kanbay International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three and six months ended June 30, 2004 and June 30, 2003

(dollars in thousands, except share and per share amounts)

1.  Basis of Presentation

The unaudited consolidated financial statements of Kanbay International, Inc. (the Company) included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all adjustments are of a normal and recurring nature.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s most recent audited financial statements.

Results for the three months and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

2.  Investment in Affiliate

The Company accounts for its 49.02% interest in SSS Holdings Limited (SSS), a UK company, under the equity method of accounting. Under the equity method of accounting, the Company’s share of income or loss of SSS is recorded as “equity in earnings of affiliate” in the consolidated statements of income. Changes in the carrying value of SSS consist of the following:

	June 30 2004	December 31 2003
Carrying value in SSS at beginning of period	$22,185	$18,858
Equity in earnings of SSS	1,384	2,046
Cash dividend received from SSS	(913)	(763)
Foreign currency translation adjustments	354	2,134
Change in ownership percentage and other	(4)	(90)
Carrying value in SSS at end of period	$23,006	$22,185

Unaudited condensed results of operations of SSS are summarized below. All amounts are presented in accordance with accounting principles generally accepted in the United States. The revenues and expenses of SSS have been translated at weighted-average exchange rates.

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net revenues	$15,765	$14,273	$32,820	$26,687
Gross profit	6,191	5,868	13,253	10,379
Operating expenses	4,341	4,075	9,131	7,384
Net income	1,257	1,255	2,823	2,015

3.  Comprehensive Income

The Company’s comprehensive income is comprised of net income and foreign currency translation adjustments and is summarized as follows:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net income	$6,430	$2,203	$11,759	$4,037
Foreign currency translation adjustments	(249)	813	347	418
Total comprehensive income	$6,181	$3,016	$12,106	$4,455

4.  Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per share of common stock:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Basic:
Net income	$6,430	$2,203	$11,759	$4,037
Dividends on preferred stock	(125)	(152)	(277)	(302)
Increase in carrying value of stock subject to repurchase	—	(610)	—	(1,804)
Income available to common stockholders	$6,305	$1,441	$11,482	$1,931

Weighted-average number of shares of common stock outstanding	21,828,474	20,484,721	21,277,125	20,484,721

Basic income per share	$0.29	$0.07	$0.54	$0.09

Diluted:
Net income	$6,430	$2,203	$11,759	$4,037
Increase in carrying value of stock subject to repurchase	—	(610)	—	(1,804)
	$6,430	$1,593	$11,759	$2,233

Weighted-average number of shares of common stock outstanding	21,828,474	20,484,721	21,277,125	20,484,721
Effect of conversion of preferred stock	5,134,503	6,208,998	5,671,751	6,208,998
Effect of dilutive stock options and warrants	2,945,747	2,506,541	2,472,564	2,501,644
Denominator for diluted earnings per share calculation	29,908,725	29,200,260	29,421,440	29,195,363

Diluted income per share	$0.21	$0.05	$0.40	$0.08

Securities that are not included in the computation of diluted loss per share as their impact is antidilutive:
Stock warrants	—	435,136	—	435,136

5.  Stock Based Compensation

The Company accounts for stock options granted to employees under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Because the number of shares is fixed and the exercise price of the stock options equal the market price of the underlying stock on the date of grant, no compensation expense has been recognized. Had compensation costs been determined in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma net income would have been as follows:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net income, as reported	$6,430	$2,203	$11,759	$4,037
Compensation expense, as reported	246	353	485	655
Compensation expense, under the fair value method	(171)	(248)	(346)	(602)
Pro forma net income	6,505	2,308	11,898	4,090
Dividends on preferred stock	(125)	(152)	(277)	(302)
Increase in carrying value of stock subject to repurchase	—	(610)	—	(1,804)
Pro forma net income available to common stockholders	$6,380	$1,546	$11,621	$1,984

Income per share:
As reported:
Basic	$0.29	$0.07	$0.54	$0.09
Diluted	$0.21	$0.05	$0.40	$0.08
Pro forma:
Basic	$0.29	$0.07	$0.55	$0.09
Diluted	$0.22	$0.06	$0.41	$0.08

6.  Income Taxes

The Company’s Indian subsidiary, Kanbay Software (India) Private Limited (KSIL), is an export oriented company which, under the Indian Income Tax Act of 1961, is entitled to claim various tax holidays for a period of ten years with respect to its export profits. Substantially all of the earnings of KSIL are attributable to export profits and, therefore, are currently substantially exempt from Indian income tax. These tax holidays will begin to expire in March of 2005, and under current law, will be completely phased out by March 2009. The effect of the income tax holiday was to reduce income tax expense in the three months ended June 30, 2003 and 2004 by approximately $479 and $613, respectively and increase diluted income per share by $0.02 and $0.02, respectively.  The effect of the income tax holiday was to reduce income tax expense in the six months ended June 30, 2003 and 2004 by approximately $902 and $1,588, respectively and increase diluted income per share by $0.03 and $0.05, respectively.

7.  Segment Information and Significant Customers

The Company operates one line of business—providing information management consulting services.  The Company earns a significant portion of its revenues from a limited number of customers. During the three months ended June 30, 2004 and 2003, the Company’s largest customer accounted for 55.4% and 51.8%, respectively, of net revenues and the Company’s second largest customer accounted for 10.2% and 12.6%, respectively, of net revenues. During the six months ended June 30, 2004 and 2003, the Company’s largest customer accounted for 56.8% and 50.3%, respectively, of net revenues and the Company’s second largest customer accounted for 10.6% and 14.0%, respectively, of net revenues. Both of these customers are stockholders in the Company. The Company’s five largest customers accounted for 81.1% and 78.5% of net revenues during the three months ended June 30, 2004 and 2003, respectively. The Company’s five largest customers accounted for 81.1% and 81.7% of net revenues during the six months ended June 30, 2004 and 2003, respectively.

8.  Subsequent Events

In July 2004, the Company completed an initial public offering of shares of its common stock.  In connection with the offering, the Company issued 5,362,500 shares of Common Stock on July 27, 2004 at an offering price of $13.00 per share.  After deducting underwriting discounts, commissions and estimated offering-related expenses, the initial public offering resulted in net proceeds to the Company of $61 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global provider of information technology services and solutions focused on the financial services industry.  We combine technical expertise with deep industry knowledge to offer a broad suite of services, including business process and technology advice, software package selection and integration, application development, maintenance and support, network and system security and specialized services, through our global delivery model.  We focus on the financial services industry and provide our services primarily to four industry groups with whom we work – banking, credit services, insurance and capital markets.

Revenues increased to $44.8 million and $81.8 million during the three and six months ended June 30, 2004, respectively, from $25.9 million and $48.0 million for the three and six months ended June 30, 2003, respectively.  Net income increased to $6.4 million and $11.8 million, or $0.21 and $0.40 diluted earnings per share, for the three and six months ended June 30, 2004, respectively, from to $2.2 million and $4.0 million, or $0.05 and $0.08 diluted earnings per share, for the three and six months ended June 30, 2003, respectively.   Revenues increased in each market we serve.  However, demand was particularly strong in the Insurance and Capital Markets industries.  Revenues from both related parties and third parties have increased during the current year. We anticipate that for the remainder of 2004 the rate of growth will be stronger from third parties than from related parties.  The majority of our services continue to be provided to clients in North America.  Approximately 79% of our revenues came from work performed in North America, 12% from Asia/Pacific and 9% from Europe in the three months ended June 30, 2004.

Our income from operations increased to $7.6 million and $13.3 million during the three and six months ended June 30, 2004, respectively, from $1.7 million and $3.4 million for the three and six months ended June 30, 2003, respectively.  As a percentage of revenues, income from operations increased to 16.9% and 16.3% during the three and six months ended June 30, 2004, respectively, from  6.6% and 7.1% for the three and six months ended June 30, 2003, respectively.  The growth was primarily due to higher gross margins and a decrease in selling, general and administrative expenses as a percentage of revenue.  Gross margins increased primarily due to an increase in the amount of our services delivered from our centers in India, which yield higher gross margins.  Our selling, general and administrative expenses have decreased as a percentage of revenue as our basic support infrastructure, including finance, human resources and IT support functions, enabled us to increase our volume of activity with limited increases in expenditures.

Recent Developments

In July 2004, we completed an initial public offering of shares of our common stock.  In connection with the offering, we offered and sold 5,362,500 shares of our common stock and certain selling stockholders offered and sold an additional 2,860,000 shares at a price of $13.00 per share.  Our net proceeds from the initial public offering, after deducting underwriting discounts, commissions, and estimated offering related expenses payable by us were approximately $61 million.  Proceeds of this offering will be used to construct a new delivery center in Hyderabad, India, to expand our delivery center in Pune, India and for general corporate purposes.

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Revenues

Our revenues increased by $18.9 million, or 73.0%, from $25.9 million in the three months ended June 30, 2003 compared to $44.8 million in the three months ended June 30, 2004.  Of the $18.9 million increase, $12.6 million resulted from increased sales to related parties, while third party sales increased by $6.2 million.  Revenues increased in the three month period ended June 30, 2004 over the prior year quarter primarily due to an increase in billable hours which contributed $19.4 million which was partially offset by a $1.0 million decrease in revenues due to a decline in our average bill rates in the second quarter of 2004 as compared to the prior year quarter.  Billable hours increased in the current year quarter over the prior year quarter as a result of an increase in technical professionals.   Our actual bill rates are impacted by the type, size and duration of our engagements. For instance, we typically charge higher rates on complex development projects and lower rates on maintenance projects.

Cost of revenues

Our cost of revenues increased by $9.9 million, or 69.2%, from $14.3 million in the three months ended June 30, 2003 to $24.2 million in the three months ended June 30, 2004.  The increase was primarily due to an increase in the number of technical professionals, which increased from 1,423 as of June 30, 2003 to 3,121 as of June 30, 2004, resulting in an $8.9 million increase in cost of revenues for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  Annual salary increases, which took effect on April 1, 2004, contributed to an $876,000 increase to cost of revenues in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.  Also, an increase in the average exchange rate of the Indian rupee resulted in an additional $161,000 to cost of revenues in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Gross profit

Our gross profit increased by $9.0 million, or 77.6%, from $11.6 million in the three months ended June 30, 2003 to $20.6 million in the three months ended June 30, 2004.  Our gross margin increased from 44.8% in the three months ended June 30, 2003 to 46.0% in the three months ended June 30, 2004.

Selling, general and administrative expenses

Sales and marketing expenses increased by $1.4 million, or 50.0%, from $2.8 million in the three months ended June 30, 2003 to $4.2 million in the three months ended June 30, 2004.  This increase is the result of our significant investment in our business development operation since June 30, 2003, which is designed to facilitate future growth and add new clients.  To achieve this, we have added sales and marketing staff which added approximately $1.4 million in salary and benefit costs for the three month period ending June 30, 2004 over the prior year period.  As a percentage of revenue, sales and marketing expenses decreased from 10.8% in the three months ended June 30, 2003 to 9.4% in the three months ended June 30, 2004.

General and administrative expenses increased by $1.5 million, or 25.4%, from $5.9 million in the three months ended June 30, 2003 to $7.4 million in the three months ended June 30, 2004.  The increase is attributable to a $730,000 increase in rent and facility costs, a $472,000 increase in professional services and a $337,000 increase in recruiting and general and administrative salary costs.  The facility expansion in Hyderabad and Pune, India resulted in increases to our rental, general office and utility costs during the three months ended June 30, 2004 over the prior year period.  We are expanding our capacity in India to meet future demand for our service offerings to our clients.  Our professional service fees increased during the three months ended June 30, 2004 compared to the three months ended June 30, 2003, primarily due to an increased reliance on outside experts on legal, accounting and tax related matters as a result of our recent initial public offering of shares of our common stock.  Both recruiting and general and administrative salary expenses increased to support the growth of our business in the three months ended June 30, 2004.  As a percentage of revenue, general and administrative expenses decreased from 22.8% in the three months ended June 30, 2003 to 16.5% in the three months ended June 30, 2004. General and administrative expenses have decreased as a percentage of revenue as our basic support infrastructure, including finance, human resources and IT support functions, enabled us to increase our volume of activity with limited increases in expenditures.

Depreciation and amortization

Depreciation and amortization increased by $400,000, or 50.0%, from $800,000 in the three months ended June 30, 2003 to $1.2 million in the three months ended June 30, 2004.  The increase was primarily attributable to computer equipment, leasehold improvements and furniture and fixtures at our Hyderabad facility, which accounted for $250,000 of the increase.

Income from operations

Income from operations increased by $5.9 million, or 347.1%, from $1.7 million in the three months ended June 30, 2003 to $7.6 million in the three months ended June 30, 2004.  As a percentage of revenue, income from operations increased from 6.6% in the three months ended June 30, 2003 to 17.0% in the three months ended June 30, 2004. This was the result of an improvement in gross margin and a reduction in selling, general and administrative expenses and depreciation and amortization as a percentage of revenue.

Other income and expense

Interest expense decreased by $65,000, or 98.5%, from $66,000 in the three months ended June 30, 2003 to $1,000 in the three months ended June 30, 2004 as a result of the repayment of our outstanding long term debt in 2003.  Foreign currency exchange loss increased by $72,000, or 232.0%, from $31,000 in the three months ended June 30, 2003 to a loss of $103,000 in the three months ended June 30, 2004 as a result of exchange rate fluctuations in the currencies of the countries in which we operate.  Equity in earnings of affiliate was $614,000, for the three months ended June 30, 2004 compared to $617,000 for the three months ended June 30, 2004.

Provision for income taxes

All of our net operating loss carryforwards in the United States were used by the end of 2003.  Therefore, our provision for income taxes increased from $23,000 in the three months ended June 30, 2003 to $1.7 million in the three months ended June 30, 2004. Our effective tax rate was 20.5% in the three months ended June 30, 2004 compared to 1.0% in the three months ended June 30, 2003.

State income taxes were paid in the three month period ended June 30, 2003 to states with minimum tax amounts not offset by net operating loss carryforwards in those states.

Net income

Net income increased by $4.2 million, or 190.9%, from $2.2 million in the three months ended June 30, 2003 to $6.4 million in the three months ended June 30, 2004.  As a percentage of revenue, net income increased from 8.5% in the three months ended June 30, 2003 to 14.4% in the three months ended June 30, 2004.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Revenues

Our revenues increased by $33.8 million, or 70.4%, from $48.0 million in the six months ended June 30, 2003 to $81.8 million in the six months ended June 30, 2004.  Of the $33.8 million increase, $24.2 million resulted from increased sales to our related parties, while third party sales contributed $9.6 million.  Revenues increased primarily due to an increase in billable hours, which contributed an additional $33.4 million.  Increased demand for our service offerings resulted in additional projects with new and existing customers.  Of the $33.4 million increase to revenues from increased billable hours, $30.7 million was due to an increase in technical professionals, while $2.7 million was attributable to increased utilization of existing technical professionals.  Average bill rates declined in the six month period ending June 30, 2004 compared to the prior year period, which decreased revenues by $0.9 million.  Revenues from product sales added an additional $1.2 million to revenues in the six months ended June 30, 2004 compared to the prior year period.

Cost of revenues

Our cost of revenues increased by $16.4 million, or 61.9%, from $26.5 million in the six months ended June 30, 2003 to $42.9 million in the six months ended June 30, 2004. The increase was primarily due to an increase in the number of our technical professionals, which increased from 1,423 as of June 30, 2003 to 3,121 as of June 30, 2004, resulting in a $15.1 increase in cost of revenues for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  Annual salary increases which took effect on April 1, 2004, contributed to an $876,000 increase to cost of revenues in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  Also, an increase in the average exchange rate of the Indian rupee resulted in an additional $253,000 to cost of revenues in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Gross profit

Our gross profit increased by $17.3 million, or 80.5%, from $21.5 million in the six months ended June 30, 2003 to $38.8 million in the six months ended June 30, 2004.  Our gross margin increased from 44.8% in the six months ended June 30, 2003 to 47.5% in the six months ended June 30, 2004.  The increase in gross margin was due to an increase in the amount of our services delivered from our centers in India, which yield higher gross margins.

Selling, general and administrative expenses

Sales and marketing expenses increased by $3.2 million, or 65.3%, from $4.9 million in the six months ended June 30, 2003 to $8.1 million in the six months ended June 30, 2004.  This increase is the result of significant investment in our business development operation since June 30, 2003, which is designed to facilitate future growth and add new clients.  To achieve this, we have increased our selling and marketing staff which added approximately $3.0 million in salary and benefit costs for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  As a percentage of revenue, sales and marketing expenses decreased from 10.3% in the six months ended June 30, 2003 to 10.0% in the six months ended June 30, 2004.

General and administrative expenses increased by $3.6 million, or 32.7%, from $11.0 million in the six months ended June 30, 2003 to $14.6 million in the six months ended June 30, 2004.  The increase is attributable to a $1.2 million increase in rent and facilities costs, an $803,000 increase in recruiting and general and administrative salary costs, a $650,000 increase in bad debt expense, a $618,000 increase in professional services and a $250,000 increase relating to the change in foreign currency exchange rates.  The facility expansion in Hyderabad and Pune, India resulted in increased rental, general office and utility costs during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  Our recruiting and general and administrative salary expenses increased during the six months ended June 30, 2004 compared to the prior year period to support the growth of our business.  We recognized an additional $650,000 during the first six months of 2004 to increase our allowance for doubtful accounts as a result of an increase in our accounts receivable from $10.5 million at December 31, 2003 to $29.4 million at June 30, 2004.  See Liquidity and Capital Resources.  Our professional service fees increased during the six months ended June 30, 2004 compared to the prior year period primarily as a result of our recent initial public offering.  As a percentage of revenue, general and administrative expenses decreased from 22.9% in the six months ended June 30, 2003 to 17.8% in the six months ended June 30, 2004.

Depreciation and amortization

Depreciation and amortization increased by $700,000, or 46.7%, from $1.5 million in the six months ended June 30, 2003 to $2.2 million in the six months ended June 30, 2004.  The increase was primarily attributable to computer equipment, leasehold improvements and furniture and fixtures at our new Hyderabad facility, which accounted for $436,000 of the increase.

Income from operations

Income from operations increased by $9.9 million, or 291.2%, from $3.4 million in the six months ended June 30, 2003 to $13.3 million in the six months ended June 30, 2004.  As a percentage of revenue, income from operations increased from 7.1% in the six months ended June 30, 2003 to 16.3% in the six months ended June 30, 2004. This was the result of improved gross margins and a reduction in selling, general and administrative expenses and depreciation and amortization as a percentage of revenue.

Other income and expense

Interest expense decreased by $130,000, or 88.4%, from $147,000 in the six months ended June 30, 2003 to $17,000 in six months ended June 30, 2004.  This was the result of the repayment of all outstanding long term debt in 2003.  Foreign currency exchange loss decreased by $136,000, or 93.2%, from a loss of $146,000 in the six months ended June 30, 2003 to a loss of $10,000 in the six months ended June 30, 2004 as a result of exchange rate fluctuations in the currencies of the countries in which we operate.

Equity in earnings of affiliate increased by $400,000, or 40.0%, from $1.0 million in the six months ended June 30, 2003 compared to $1.4 million in the six months ended June 30, 2004.  During the six month period ended June 30, 2003, SSS experienced a decrease in business from a large client, which resulted in underutilized technical staff.  Utilization was higher in the six months ended June 30, 2004, resulting in increased earnings.

Provision for income taxes

All of our net operating loss carryforwards in the United States were used by the end of 2003. Therefore, our provision for income taxes increased from $80,000 in the six months ended June 30, 2003 to $3.0 million in the six months ended June 30, 2004.  Our effective tax rate was 20.3% in the six months ended June 30, 2004 compared to 2.0% in the six months ended June 30, 2003.

The tax paid during the six months ended June 30, 2003 relates to taxes paid by our Indian subsidiary. While profits earned by our Indian subsidiary are normally exempt from tax as a result of a 10-year tax holiday, the Government of India imposed a one-time tax on 10.0% of the profits generated by export oriented IT services firms in India during the Indian tax year of April 1, 2002 through March 31, 2003.  As a result, our earnings in India for the first half of the six months ended June 30, 2003 were subject to this tax.  In addition, state income taxes were paid in the six months ended June 30, 2003 to states with minimum tax amounts not offset by net operating loss carry forwards in those states.

Net income

Net income increased by $7.8 million, or 195.0%, from $4.0 million in the six months ended June 30, 2003 to $11.8 million in the six months ended June 30, 2004.  As a percentage of revenue, net income increased from 8.3% in the six months ended June 30, 2003 to 14.4% in the six months ended June 30, 2004.

Liquidity and Capital Resources

As of June 30, 2004, we had cash and cash equivalents amounting to $6.6 million compared to $17.4 million as of December 31, 2003.  Of the $6.6 million cash balance at June 30, 2004, $2.7 million was held in accounts in the United States and $1.4 million was held in accounts in India, with the balance held in accounts in our other regions.  Of the $17.4 million cash balance as of December 31, 2003, $13.4 million was held in accounts in the United States, $2.0 million was held in accounts in India and $2.0 million was held in accounts in our other regions. The funds held at locations outside of the United States are for future operating expenses, and we have no intention of repatriating those funds. We are not, however, restricted in repatriating those funds back to the United States, if necessary. While we expect that cash generated by our Indian subsidiary will be reinvested in India to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments would be subject to a withholding tax of 12.8%.

Operating activities resulted in a $6.6 million use of funds during the six month period ended June 30, 2004 as compared to a $1.4 million source of funds during the six months ended June 30, 2003. Net cash used in the six months ended June 30, 2004 was attributable to an increase in accounts receivable of $19.1 million and an increase in other assets of $3.6 million, of which $2.0 million represents deferred costs associated with our initial public offering of common stock and the remaining $1.6 million relates to advances paid to vendors in India for asset procurements and deposits for new leased facilities in Hyderabad and Pune, India.  Accounts receivables increased by $19.1 million as a result of an increase in revenues and a return to our normal billing and collection cycle.  Billings to and payments received from certain clients were expedited in December 2003 at our clients request, in order to facilitate their year end closing process.  This resulted in a lower than normal accounts receivables balance at December 31, 2003.  The cash flow impact of the accounts receivable and other assets increase was offset in part by net income net of non-cash adjustments of $13.2 million and an increase in accounts payable and current liabilities of $3.0 million due primarily to a delay in the processing of our accounts payable check run for the last week of June 2004 to the first week of July 2004.

Cash provided by operations for the six months ended June 30, 2003 was due primarily to $5.2 million in net income net of non-cash adjustments, offset by an increase of $2.7 million in accounts receivable and a $900,000 increase in other assets.  Accounts receivable increased by $2.7 million primarily as a result of an increase in revenues during the six months ended June 30, 2003.

The non-cash items consisted primarily of depreciation and amortization and non-cash stock compensation expense offset by equity in earnings of affiliate. Earnings from our affiliate, SSS, are reflected in non-cash items as a use of cash in the operating activities section of the statement of cash flows. Dividends received from SSS are reflected as an investing activity.

Cash used in investing activities was $4.5 million in the six months ended June 30, 2004 and $2.3 million in the six months ended June 30, 2003.  We used $5.4 million of cash in the six months ended June 30, 2004 and $2.8 million of cash in the six months ended June 30, 2003, to purchase property and equipment primarily for the new Hyderabad leased facility and the software development centers in Pune, India.  These cash expenditures were partially offset by $913,000 in dividends received from SSS during the six months ended June 30, 2004 and $576,000 during the prior year period.

Financing activities generated cash of $294,000 for the six months ended June 30, 2004 as a result of warrant exercises.  We used $787,000 for financing activities during the six months ended June 30, 2003 to repay $86,000 outstanding under our credit facility, $287,000 on our long term debt and $414,000 of related party debt.

We have a $7.5 million revolving line of credit with Silicon Valley Bank, all of which was available on June 30, 2004. Our credit facility is secured by the grant of a security interest in all of our assets in favor of the bank and contains covenants and limitations, including limitations on our ability to dispose of assets, incur indebtedness, create liens, make certain investments, pay dividends and merge or consolidate. Our credit facility also contains certain financial statement reporting obligations and requires us to maintain certain financial covenants, including a quick ratio of at least 1.25 to 1 and an EBITDA ratio not to exceed 2 to 1. Under our credit facility, our quick ratio is the ratio of our current assets to our current liabilities minus deferred revenue and any current portion of subordinated debt.  Our EBITDA ratio is the ratio of all amounts we owe to Silicon Valley Bank under our credit facility to EBITDA. Advances made under our credit facility accrue interest at a per annum rate equal to the prime rate. Our credit facility expires on April 29, 2005.

We are currently in compliance with the covenants contained in our credit facility and believe that our credit facility provides sufficient flexibility so that we will remain in compliance with its terms. However, a breach of any of the covenants or our inability to comply with any requirements in the future could result in a default. A default under our credit facility, if not cured or waived, could result in the immediate acceleration of all obligations due and payable or restrict our ability to obtain additional credit. If we are unable to borrow under our credit facility, we may be required to develop an alternative source of liquidity, which may include raising additional funds through public or private financing, strategic relationships or other arrangements. There is no assurance that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all. As a result, a default under our credit facility could impair our liquidity and have a material adverse effect on our results of operations, financial position and cash flows.

We expect our capital expenditures for the remainder of 2004 to be approximately $18 million and our capital expenditures for the full year 2004 to be approximately $23 million, primarily relating to the construction of our new delivery center in Hyderabad, India and the expansion of our delivery center in Pune, India. We had previously anticipated spending approximately $35 million on capital expenditures in 2004.   However, some of our capital projects have been slightly delayed pending receipt of the necessary approvals from the Indian government.  We do not expect the delays to affect the total capital expenditure budget for the projects nor will they impact our growth plans.

We currently lease space for our employees in Hyderabad, India. These leases expire at the time construction of our new facility in Hyderabad is scheduled to be completed. We have options for short term lease extensions if we experience construction delays, which will allow us to move our Hyderabad employees from leased space to our new facility upon its completion. Construction of the remainder of our new facility will be completed in phases, based on the need to meet increased client demand, which will allow us to minimize the impact on future financial performance if we experience an unexpected hiring reduction. As a result, the projected impact on our operating profit due to unoccupied space in the initial occupancy periods of our new facility is projected to be a maximum of $28,000 per month. The transfer of employees from leased space to our new facility in Hyderabad will result in a net reduction in expenses of approximately $770,000 per year, which will result in reduced general and administrative expenses of approximately $1.1 million per year and an increase in depreciation of approximately $357,000 per year.

Based upon our current level of operations, we expect that our cash flow from operations, together with our net proceeds from our initial public offering and the amounts we are able to borrow under our credit facility, will be adequate to meet our anticipated needs for at least the next two years. Although we currently have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we will likely incur additional debt or sell additional equity to finance those acquisitions.

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements often are proceeded by words such as “believes,” “expects,” “may,” “anticipates,” “plans,” “intends,” “assumes,” “will” or similar expressions.  Forward-looking statements reflect management’s current expectations, as of the date of this report, and involve certain risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.  Some of the factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include the “Risk Factors” described in our Prospectus filed with the Securities and Exchange Commission on July 22, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. We have historically entered into, and we may enter into in the future, forward foreign currency exchange contracts to hedge certain commitments in Australian dollars. The purpose of this foreign currency hedging activity is to protect us from the risk that the eventual cash flows from sales of third-party software licenses and maintenance contracts to Australian customers will be adversely affected by changes in the exchange rate. We expect to adopt a foreign currency exchange management policy by September 30, 2004. If adopted, this policy would authorize us to hedge our exposure to the Indian rupee to offset the effects of changes in the exchange rate. However, we do not currently hedge any foreign currency exposure to offset the effects of changes in exchange rates.

We do not use derivative financial instruments for speculative trading purposes.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.

As of June 30, 2004, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures  (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on their evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer, with the participation of the Company’s management, have concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in internal control.

As of June 30, 2004, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On May 21, 2004, we issued and sold 62,596 shares of common stock (after giving effect to the recapitalization of our capital stock and the 1.8627:1 stock split discussed below) upon the exercise of a warrant for an aggregate exercise price of $294,043.  The warrant was exercised by The Co-Investment 2000 Fund, L.P.  The sale of these shares was exempt from registration under the Securities Act pursuant to Section 4 (2) as a transaction not involving a public offering.  The proceeds from this warrant exercise were used for general corporate purposes.

In July  2004, we completed our initial public offering of shares of our common stock.  On July 27, 2004, we offered and sold 5,362,500 shares of our common stock and Household Investment Funding, Inc. offered and sold 1,787,500 shares of our common stock at a price of $13.00 per share.    The offer and sale of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1, as amended (File No. 333-113495), which was declared effective by the Securities and Exchange Commission on July 21, 2004.  The managing underwriters in this offering were UBS Securities LLC, Robert W. Baird & Co. Incorporated and Janney Montgomery Scott LLC.  On August 4, 2004, certain selling stockholders offered and sold 1,072,500 additional shares of our common stock at a price of $13.00 per share pursuant to the underwriters’ over-allotment option.

Our portion of the net proceeds from the initial public offering was approximately $61 million.  In connection with the offering, we paid underwriting discounts and commissions of $6.5 million and expect to pay $3.8 million in offering expenses.  We did not receive any proceeds for the sale of the 1,787,500 shares sold by Household Investment Funding, Inc. or the 1,072,500 shares sold by other selling stockholders pursuant to the underwriters’ over-allotment option.  The proceeds were invested in interest bearing short term securities.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 10, 2004, certain of our stockholders took action by written consent in lieu of a special meeting of the stockholders pursuant to Section 228 of the Delaware General Corporation Law.  In that consent, our stockholders approved the recapitalization of our capital stock, pursuant to which each outstanding share of our capital stock was reclassified and converted into one share of our common stock.  Additionally, our stockholders approved an amendment to our previous certificate of incorporation, our second amended and restated certificate of incorporation, an amendment to our previous by-laws and our amended and restated by-laws. Holders of all of our then outstanding Series A Preferred Stock and 6,847,175 shares of our then outstanding Class A Common Stock approved the foregoing matters.  Holders of 4,279,570 shares of our then outstanding Class A Common Stock did not sign the consent but received written notice of the actions taken pursuant to Section 228 of the Delaware General Corporation Law.  In connection with the recapitalization, we also consummated a 1.8627:1 stock split of our common stock.  The recapitalization and stock split were effected on June 15, 2004.

On June 29, 2004, certain of our stockholders took action by written consent in lieu of a special meeting of the stockholders pursuant to Section 228 of the Delaware General Corporation Law.  In that consent, our stockholders approved the Kanbay International, Inc. Stock Incentive Plan and the Kanbay International, Inc. Employee Stock Purchase Plan.    Holders of 18,960,629 shares of our common stock approved the foregoing plans.  Holders of 8,036,741 shares of our common stock did not sign the consent but received written notice of the actions taken pursuant to Section 228 of the Delaware General Corporation Law.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following is a list of exhibits filed as part of this Form 10-Q:

31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KANBAY INTERNATIONAL, INC.

Date: September 2, 2004	By: /s/ Raymond J. Spencer
Raymond J. Spencer
Chairman of the Board and Chief Executive Officer (Principal executive officer)

Date: September 2, 2004	By: /s/ William F. Weissman
William F. Weissman
Vice President and Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.