Form 10-Q
period 2004-09-30
KANBAY INTERNATIONAL INC
filed 2004-11-10
CIK 1125011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended September 30, 2004

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

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

Yes: ☒  No: ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐  No: ☒

As of November 9, 2004, the Registrant had 32,359,870 shares of Common Stock, $0.001 par value per share, outstanding.

KANBAY INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Kanbay International, Inc.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,650	$17,419
Restricted cash	2,500	—
Short term investments, held to maturity at amortized cost	52,319	—
Accounts receivable—related parties	16,103	2,820
Accounts receivable—third parties	15,603	7,649
Employee and other receivables	1,019	590
Deferred income taxes	844	844
Prepaid expenses and other	7,531	3,628
Total current assets	112,569	32,950
Property and equipment (at cost):
Land and building	5,120	3,486
Computer equipment	16,445	10,675
Computer software	5,030	3,365
Furniture and fixtures	5,265	3,687
Leasehold improvements	3,057	1,754
	34,917	22,967
Less accumulated depreciation	15,233	11,652
	19,684	11,315
Investment in affiliate	23,509	22,185
Long term investments, held to maturity at amortized cost	7,697	—
Deferred income taxes	1,350	1,350
Other assets	—	559
Total assets	$164,809	$68,359

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,997	$2,312
Amounts due to subcontractors	834	368
Deferred revenue	2,685	2,629
Customer deposit	7,674	—
Accrued liabilities	22,111	15,542
Total current liabilities	36,301	20,851
Total liabilities	36,301	20,851

Stockholders’ equity:
Series A-1 Preferred Stock, par value $0.001 per share, 402,857 shares authorized, 35,000 shares issued and outstanding in 2003 (liquidation preference of $139 in 2003)	—	—
Series A-2 Preferred Stock, par value $0.001 per share, 3,298,333 shares authorized, issued and outstanding in 2003 (liquidation preference of $13,119 in 2003)	—	3
Preferred Stock, par value $0.001 per share, no shares authorized, in 2003; 5,000,000 shares authorized, no shares issued and outstanding, at September 30, 2004	—	—
Common Stock, par value $0.001 per share, 200,000,000 shares authorized, 32,359,870 and 20,725,776 shares issued and outstanding at September 30, 2004 and December 31, 2003 respectively	32	21
Additional paid-in capital	115,995	54,570
Retained earnings (accumulated deficit)	8,517	(10,800)
Cumulative foreign currency translation adjustments	3,964	3,714
Total stockholders’ equity	128,508	47,508
Total liabilities and stockholders’ equity	$164,809	$68,359

See accompanying notes to the unaudited consolidated financial statements.

Kanbay International, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands except per share amounts)

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Net revenues—related parties	$32,217	$18,005	$87,308	$48,909
Net revenues—third parties	17,756	9,406	44,420	26,515
Total revenues	49,973	27,411	131,728	75,424
Cost of revenues	26,412	14,924	69,326	41,417
Gross profit	23,561	12,487	62,402	34,007
Sales and marketing expenses	4,912	3,045	13,061	7,975
General and administrative expenses	7,983	6,165	22,539	17,158
Stock compensation expense	268	358	874	1,026
Total selling, general and administrative expenses	13,163	9,568	36,474	26,159
Depreciation and amortization	1,638	781	3,860	2,305
Loss on sale of fixed assets	54	38	34	31
Income from operations	8,706	2,100	22,034	5,512
Other income (expense):
Interest expense	—	(59)	(17)	(206)
Interest income	219	9	261	16
Foreign exchange gain (loss)	(158)	98	(168)	(48)
Equity in earnings of affiliate	625	579	2,009	1,569
Other, net	4	11	27	12
	690	638	2,112	1,343
Income before income taxes	9,396	2,738	24,146	6,855
Income tax expense	1,839	20	4,829	100
Net income	7,557	2,718	19,317	6,755
Dividends on preferred stock	—	(152)	(277)	(455)
Increase in carrying value of stock subject to repurchase	—	(558)	—	(2,362)
Income available to common stockholders	$7,557	$2,008	$19,040	$3,938

Income per share of common stock
Basic	$0.24	$0.10	$0.77	$0.19
Diluted	$0.22	$0.07	$0.62	$0.15

The composition of stock compensation expense is as follows:
Cost of revenues	$125	$161	$366	$434
Sales and marketing expenses	48	64	159	192
General and administrative expenses	95	133	349	400
	$268	$358	$874	$1,026

See accompanying notes to the unaudited consolidated financial statements.

Kanbay International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Nine months ended September 30
	2004	2003
OPERATING ACTIVITIES
Net income	$19,317	$6,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,860	2,305
Loss on sale of fixed assets	34	31
Stock compensation expense	874	1,026
Equity in earnings of affiliate	(2,009)	(1,569)
Changes in operating assets and liabilities:
Accounts receivable	(21,291)	(6,781)
Other assets	(3,845)	(747)
Accounts payable	728	(1,000)
Other current liabilities	14,879	2,679
Net cash provided by operating activities	12,547	2,699
INVESTING ACTIVITIES
Additions to property and equipment	(12,294)	(4,041)
Proceeds from sale of fixed assets	18	11
Purchases of short and long term investments	(60,016)	—
Increase in restricted cash	(2,500)	—
Dividends received from affiliate	913	576
Net cash used in investing activities	(73,879)	(3,454)
FINANCING ACTIVITIES
Payments on line of credit, net	—	(394)
Payments on long-term debt	—	(319)
Payments on amounts due related parties	—	(225)
Proceeds from IPO, net of costs	60,278	—
Proceeds from exercise of warrants	294	—
Net cash provided by (used in) financing activities	60,572	(938)
Effect of exchange rates on cash	(9)	(239)
Decrease in cash and cash equivalents	(769)	(1,932)
Cash and cash equivalents at beginning of period	17,419	10,127
Cash and cash equivalents at end of period	$16,650	$8,195

See accompanying notes to unaudited consolidated financial statements.

Kanbay International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three and nine months ended September 30, 2004 and September 30, 2003

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

2.  Restricted Cash

In September 2004, the Company purchased a certificate of deposit for $2,500 that secures a letter of credit issued by our bank in lieu of a security deposit on a new office lease.

3.  Investment in Affiliate

The Company accounts for its 48.99% interest in SSS Holdings Limited (SSS), a UK company, under the equity method of accounting. Under the equity method of accounting, the Company’s share of income or loss of SSS is recorded as “equity in earnings of affiliate” in the consolidated statements of income. Changes in the carrying value of SSS consist of the following:

	September 30 2004	December 31 2003
Carrying value in SSS at beginning of period	$22,185	$18,858
Equity in earnings of SSS	2,009	2,046
Cash dividend received from SSS	(913)	(763)
Foreign currency translation adjustments	241	2,134
Change in ownership percentage and other	(13)	(90)
Carrying value in SSS at end of period	$23,509	$22,185

Unaudited condensed results of operations of SSS are summarized below. All amounts are presented in accordance with accounting principles generally accepted in the United States. The revenues and expenses of SSS have been translated at weighted-average exchange rates.

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Net revenues	$15,181	$14,154	$48,001	$40,841
Gross profit	5,600	5,085	18,853	15,464
Operating expenses	3,327	3,303	12,458	10,687
Net income	1,276	1,185	4,099	3,200

4.  Comprehensive Income

The Company’s comprehensive income is comprised of net income and foreign currency translation adjustments and is summarized as follows:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Net income	$7,557	$2,718	$19,317	$6,755
Foreign currency translation adjustments	(97)	235	250	653
Total comprehensive income	$7,460	$2,953	$19,567	$7,408

5.  Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per share of common stock:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Basic:
Net income	$7,557	$2,718	$19,317	$6,755
Dividends on preferred stock	—	(152)	(277)	(455)
Increase in carrying value of stock subject to repurchase	—	(558)	—	(2,362)
Income available to common stockholders	$7,557	$2,008	$19,040	$3,938

Weighted-average number of shares of common stock outstanding	31,135,821	20,484,721	24,587,344	20,484,721

Basic income per share	$0.24	$0.10	$0.77	$0.19

Diluted:
Net income	$7,557	$2,718	$19,317	$6,755
Increase in carrying value of stock subject to repurchase	—	(558)	—	(2,362)
	$7,557	$2,160	$19,317	$4,393

Weighted-average number of shares of common stock outstanding	31,135,821	20,484,721	24,587,344	20,484,721
Effect of conversion of preferred stock	—	6,208,998	3,781,167	6,208,998
Effect of dilutive stock options and warrants	3,344,100	2,465,692	2,763,076	2,489,660
Denominator for diluted earnings per share calculation	34,479,921	29,159,411	31,131,587	29,183,379
Diluted income per share	$0.22	$0.07	$0.62	$0.15

Securities that are not included in the computation of diluted income per share as their impact is antidilutive:
Stock warrants	—	435,136	—	435,136

6.  Stock Based Compensation

The Company accounts for stock options granted to employees under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Because the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. Had compensation costs been determined in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma net income would have been as follows:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Net income, as reported	$7,557	$2,718	$19,317	$6,755
Compensation expense, as reported, net of tax	216	355	699	1,011
Compensation expense, under the fair value method, net of tax	(1,309)	149	(1,660)	(458)
Pro forma net income	6,464	3,222	18,356	7,308
Dividends on preferred stock	—	(152)	(277)	(455)
Increase in carrying value of stock subject to repurchase	—	(558)	—	(2,362)

Pro forma net income available to common stockholders	$6,464	$2,512	$18,079	$4,491

Income per share:
As reported:
Basic	$0.24	$0.10	$0.77	$0.19
Diluted	$0.22	$0.07	$0.62	$0.15
Pro forma:
Basic	$0.21	$0.12	$0.74	$0.22
Diluted	$0.19	$0.09	$0.58	$0.15

7.  Income Taxes

The Company’s Indian subsidiary, Kanbay Software (India) Private Limited (KSIL), is an export oriented company which, under the Indian Income Tax Act of 1961, is entitled to claim various tax holidays for a period of ten years with respect to its export profits. Substantially all of the earnings of KSIL are attributable to export profits and, therefore, are currently substantially exempt from Indian income tax.  The tax holidays will phase out partially on March 31, 2005.  The Company expects its effective tax rate to increase by approximately 3.0% as a result.  The remainder of the tax holidays will remain in place until March 31, 2009, at which time the Company expects its effective tax rate to increase by approximately 14.0%.  The effect of the income tax holidays was to reduce income tax expense in the three months ended September 30, 2004 and 2003 by approximately $2,017 and $905, respectively, and increase diluted income per share by $0.06 and $0.03, respectively.  The effect of the income tax holidays was to reduce income tax expense in the nine months ended September 30, 2004 and 2003 by approximately $4,709 and $1,866, respectively, and increase diluted income per share by $0.15 and $0.06, respectively.

8.  Segment Information and Significant Customers

The Company operates one line of business—providing information management consulting services.  The Company earns a significant portion of its revenues from a limited number of customers. During the three months ended September 30, 2004 and 2003, the Company’s largest customer accounted for 54.6% and 53.2%, respectively, of net revenues and the Company’s second largest customer accounted for 10.0% and 13.8%, respectively, of net revenues. During the nine months ended September 30, 2004 and 2003, the Company’s largest customer accounted for 56.0% and 51.4%, respectively, of net revenues and the Company’s second largest customer accounted for 10.3% and 13.7%, respectively, of net revenues. Both of these customers are stockholders of the Company. The Company’s five largest customers accounted for 79.4% and 81.0% of net revenues during the three months ended September 30, 2004 and 2003, respectively. The Company’s five largest customers accounted for 80.7% and 80.2% of net revenues during the nine months ended September 30, 2004 and 2003, respectively.

9.  Subsequent Events

                On October 27, 2004, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission for a proposed secondary public offering of its common stock by existing security holders.  The Company will not receive any proceeds from the offering.

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

Revenues increased to $50.0 million and $131.7 million during the three and nine months ended September 30, 2004, respectively, from $27.4 million and $75.4 million for the three and nine months ended September 30, 2003, respectively.  Net income increased to $7.6 million and $19.3 million, or $0.22 and $0.62 diluted earnings per share, for the three and nine months ended September 30, 2004, respectively, from $2.7 million and $6.8 million, or $0.07 and $0.15 diluted earnings per share, for the three and nine months ended September 30, 2003, respectively.   Revenues increased in each industry group we serve.  However, demand was particularly strong in the insurance and capital markets industries.  Revenues from both related parties and third parties have increased during the current year. We anticipate that for the remainder of 2004 the rate of growth will be stronger from third parties than from related parties.  The majority of our services continue to be provided to clients in North America.  Approximately 79% of our revenues came from work performed in North America, 11% from Asia/Pacific and 10% from Europe in the three months ended September 30, 2004.

Our income from operations increased to $8.7 million and $22.0 million during the three and nine months ended September 30, 2004, respectively, from $2.1 million and $5.5 million for the three and nine months ended September 30, 2003, respectively.  As a percentage of revenues, income from operations increased to 17.4% and 16.7% during the three and nine months ended September 30, 2004, respectively, from 7.7% and 7.3% for the three and nine months ended September 30, 2003, respectively.  The growth was primarily due to higher gross margins and a decrease in selling, general and administrative expenses as a percentage of revenue.  Gross margins increased primarily due to an increase in the amount of our services delivered from our centers in India, which yield higher gross margins.  Our selling, general and administrative expenses have decreased as a percentage of revenue as our basic support infrastructure, including finance, human resources and IT support functions, enabled us to increase our volume of activity with limited increases in expenditures.

Recent Developments

On October 27, 2004, we filed a Form S-1 registration statement with the Securities and Exchange Commission for a proposed secondary public offering of our common stock by existing security holders.  We will not receive any proceeds from the offering.

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Revenues

Our revenues increased by $22.6 million, or 82.5%, from $27.4 million in the three months ended September 30, 2003 compared to $50.0 million in the three months ended September 30, 2004.  Of the $22.6 million increase, $14.2 million resulted from increased sales to related parties, while third party sales increased by $8.4 million.  Revenues increased in the three month period ended September 30, 2004 over the prior year quarter due to an increase in billable hours which contributed $22.7 million.  With respect to the $22.7 million increase, $24.0 million was due to an increase in technical professionals, which was offset by

$1.3 million due to decreased utilization during the three month period ending September 30, 2004 compared to the three month period ended September 30, 2003.  The increase in revenues was offset by $144,000 due to a decline in our average bill rates in the third quarter of 2004 as compared to the prior year quarter.  Our actual bill rates are impacted by the type, size and duration of our engagements. For instance, we typically charge higher rates on complex development projects and lower rates on maintenance projects.

Cost of revenues

Our cost of revenues increased by $11.5 million, or 77.2%, from $14.9 million in the three months ended September 30, 2003 to $26.4 million in the three months ended September 30, 2004.  The increase was primarily due to an increase in the number of technical professionals, which increased from 1,614 as of September 30, 2003 to 3,206 as of September 30, 2004, resulting in an $11.3 million increase in cost of revenues . Also, an increase in the average exchange rate of the Indian rupee resulted in an additional $158,000 to cost of revenues in the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Gross profit

Our gross profit increased by $11.1 million, or 88.8%, from $12.5 million in the three months ended September 30, 2003 to $23.6 million in the three months ended September 30, 2004.  Our gross margin increased from 45.6% in the three months ended September 30, 2003 to 47.2% in the three months ended September 30, 2004.   Gross margins increased primarily due to an increase in the amount of our services delivered from our centers in India, which yield higher gross margins.

Selling, general and administrative expenses

Sales and marketing expenses increased by $1.9 million, or 63.3%, from $3.0 million in the three months ended September 30, 2003 to $4.9 million in the three months ended September 30, 2004.  This increase is the result of our significant investment in our business development operation since September 30, 2003, which is designed to facilitate future growth and add new clients.  To achieve this, we have added sales and marketing staff, which added approximately $1.2 million in salary and benefit costs for the three month period ending September 30, 2004 over the prior year period.  As a percentage of revenue, sales and marketing expenses decreased from 11.1% in the three months ended September 30, 2003 to 9.8% in the three months ended September 30, 2004.

General and administrative expenses increased by $1.8 million, or 29.0%, from $6.2 million in the three months ended September 30, 2003 to $8.0 million in the three months ended September 30, 2004.  The increase is attributable to a $926,000 increase in rent and facility costs, a $266,000 increase in professional services and a $582,000 increase in recruiting and general and administrative salary costs.  The facility expansion in Hyderabad and Pune, India resulted in increases to our rental, general office and utility costs during the three months ended September 30, 2004 over the prior year period.  We are expanding our capacity in India to meet future demand for our service offerings to our clients.  Our professional service fees increased during the three months ended September 30, 2004 compared to the three months ended September 30, 2003, primarily due to an increased reliance on outside experts on legal, accounting and tax related matters as a result of our initial public offering of shares of our common stock.  Both recruiting and general and administrative salary expenses increased to support the growth of our business in the three months ended September 30, 2004.  As a percentage of revenue, general and administrative expenses decreased from 22.5% in the three months ended September 30, 2003 to 16.0% in the three months ended September 30, 2004.  General and administrative expenses have decreased as a percentage of revenue as our basic support infrastructure, including finance, human resources and IT support functions, enabled us to increase our volume of activity with limited increases in expenditures.

Depreciation and amortization

Depreciation and amortization increased by $857,000, or 109.7%, from $781,000 in the three months ended September 30, 2003 to $1.6 million in the three months ended September 30, 2004.  The increase was primarily attributable to computer equipment, leasehold improvements and furniture and fixtures at our Hyderabad and Pune facilities, which accounted for $670,000 of the increase.

Income from operations

Income from operations increased by $6.6 million, or 314.3%, from $2.1 million in the three months ended September 30, 2003 to $8.7 million in the three months ended September 30, 2004.  As a percentage of revenue, income from operations increased from 7.7% in the three months ended September 30, 2003 to 17.4% in the three months ended September 30, 2004. This was the result of an improvement in gross margin and a reduction in selling, general and administrative expenses and depreciation and amortization as a percentage of revenue.

Other income and expense

Interest income increased $210,000, from $9,000 in the three months ended September 30, 2003 to $219,000 in the three months ended September 30, 2004, due to the purchase of marketable security investments in July 2004 with the proceeds received from the initial public offering of shares of our common stock.  Interest expense decreased by $59,000, or 100.0%, in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 as a result of the repayment of our outstanding long term debt in 2003.  Equity in earnings of affiliate increased $46,000, from $579,000 for the three months ended September 30, 2003 to $625,000, for the three months ended September 30, 2004, due to improved operating performance of SSS Holdings Limited in the current year.  Foreign currency exchange loss increased by $256,000, from a gain of $98,000 in the three months ended September 30, 2003 to a loss of $158,000 in the three months ended September 30, 2004, as a result of exchange rate fluctuations in the currencies of the countries in which we operate.

Provision for income taxes

All of our net operating loss carryforwards in the United States were used by the end of 2003.  Therefore, our provision for income taxes increased from $20,000 in the three months ended September 30, 2003 to $1.8 million in the three months ended September 30, 2004. Our effective tax rate was 19.6% in the three months ended September 30, 2004 compared to 1.0% in the three months ended September 30, 2003.

State income taxes were paid in the three month period ended September 30, 2003 to states with minimum tax amounts not offset by net operating loss carryforwards in those states.

Net income

Net income increased by $4.9 million, or 181.5%, from $2.7 million in the three months ended September 30, 2003 to $7.6 million in the three months ended September 30, 2004.  As a percentage of revenue, net income increased from 9.9% in the three months ended September 30, 2003 to 15.1% in the three months ended September 30, 2004.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Revenues

Our revenues increased by $56.3 million, or 74.7%, from $75.4 million in the nine months ended September 30, 2003 to $131.7 million in the nine months ended September 30, 2004.  Of the $56.3 million increase, $38.4 million resulted from increased sales to our related parties, while third party sales increased by $17.9 million.  Revenues increased primarily due to an increase in billable hours, which contributed an additional $56.1 million.  Of the $56.1 million increase, $54.7 million was due to an increase in technical professionals, while $1.4 million was attributable to increased utilization of existing technical professionals.  Average bill rates declined in the nine month period ended September 30, 2004 compared to the prior year period, which decreased revenues by $1.0 million.  Revenues from product sales added an additional $1.2 million to revenues in the nine months ended September 30, 2004 compared to the prior year period.

Cost of revenues

Our cost of revenues increased by $27.9 million, or 67.4%, from $41.4 million in the nine months ended September 30, 2003 to $69.3 million in the nine months ended September 30, 2004. The increase was primarily due to an increase in the number of our technical professionals, which increased from 1,614 as of September 30, 2003 to 3,206 as of September 30, 2004, resulting in a $26.5 million increase in cost of revenues for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  Annual salary increases, which took effect on April 1, 2004, contributed to an $876,000 increase to cost of revenues in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  Also, an increase in the average exchange rate of the Indian rupee resulted in an additional $500,000 to cost of revenues in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Gross profit

Our gross profit increased by $28.4 million, or 83.5%, from $34.0 million in the nine months ended September 30, 2003 to $62.4 million in the nine months ended September 30, 2004.  Our gross margin increased from 45.1% in the nine months ended September 30, 2003 to 47.4% in the nine months ended September 30, 2004.  The increase in gross margin was due to an increase in the amount of our services delivered from our centers in India, which yield higher gross margins.

Selling, general and administrative expenses

Sales and marketing expenses increased by $5.1 million, or 63.8%, from $8.0 million in the nine months ended September 30, 2003 to $13.1 million in the nine months ended September 30, 2004.  This increase is the result of significant investment in our business development operation since September 30, 2003, which is designed to facilitate future growth and add new clients.  To achieve this, we have increased our selling and marketing staff, which added approximately $4.2 million in salary and benefit costs for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  As a percentage of revenue, sales and marketing expenses decreased from 10.6% in the nine months ended September 30, 2003 to 9.9% in the nine months ended September 30, 2004.

General and administrative expenses increased by $5.3 million, or 30.8%, from $17.2 million in the nine months ended September 30, 2003 to $22.5 million in the nine months ended September 30, 2004.  The increase is attributable to a $2.1 million increase in rent and facilities costs, a $1.4 million increase in recruiting and general and administrative salary costs, a $650,000 increase in bad debt expense, an $884,000 increase in professional services and a $250,000 increase relating to change in foreign currency exchange rates.  The facility expansion in Hyderabad and Pune, India resulted in increased rental, general office and utility costs during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.  Our recruiting and general and administrative salary expenses increased during the nine months ended September 30, 2004 compared to the prior year period to support the growth of our business.  We increased our allowance for doubtful accounts by $650,000 in the first nine months of 2004 as a result of an increase in our accounts receivable from $10.5 million at December 31, 2003 to $31.7 million at September 30, 2004.  See Liquidity and Capital Resources.  Our professional service fees increased during the nine months ended September 30, 2004 compared to the prior year period primarily as a result of our recent initial public offering.  As a percentage of revenue, general and administrative expenses decreased from 22.8% in the nine months ended September 30, 2003 to 17.1% in the nine months ended September 30, 2004.

Depreciation and amortization

Depreciation and amortization increased by $1.6 million, or 69.6%, from $2.3 million in the nine months ended September 30, 2003 to $3.9 million in the nine months ended September 30, 2004.  The increase was primarily attributable to computer equipment, leasehold improvements and furniture and fixtures at our Hyderabad and Pune facilities, which accounted for $1.1 million of the increase.

Income from operations

Income from operations increased by $16.5 million, or 300.0%, from $5.5 million in the nine months ended September 30, 2003 to $22.0 million in the nine months ended September 30, 2004.  As a percentage of revenue, income from operations increased from 7.3% in the nine months ended September 30, 2003 to 16.7% in the nine months ended September 30, 2004. This was the result of improved gross margins and a reduction in selling, general and administrative expenses and depreciation and amortization as a percentage of revenue.

Other income and expense

Interest income increased by $245,000, from $16,000 in the nine months ended September 30, 2003 to $261,000 in the nine months ended September 30, 2004, due to the purchase of marketable security investments in July 2004 with the proceeds received from the initial public offering of shares of our common stock. Interest expense decreased by $189,000, or 91.8%, from $206,000 in the nine months ended September 30, 2003 to $17,000 in the nine months ended September 30, 2004, as a result of the repayment of all outstanding long term debt in 2003, offset by borrowings on our line of credit during the first half of 2004.  Equity in earnings of affiliate increased by $400,000, or 25.0%, from $1.6 million in the nine months ended September 30, 2003 compared to $2.0 million in the nine months ended September 30, 2004, as a result of improved operating performance of SSS Holdings Limited in the current year.  Foreign currency exchange loss increased by $120,000, or 250.0%, from a loss of $48,000 in the nine months ended September 30, 2003 to a loss of $168,000 in the nine months ended September 30, 2004, as a result of exchange rate fluctuations in the currencies of the countries in which we operate.

Provision for income taxes

All of our net operating loss carryforwards in the United States were used by the end of 2003. Therefore, our provision for income taxes increased from $100,000 in the nine months ended September 30, 2003 to $4.8 million in the nine months ended September 30, 2004.  Our effective tax rate was 20.0% in the nine months ended September 30, 2004 compared to 1.5% in the nine months ended September 30, 2003.

The tax provision during the nine months ended September 30, 2003 relates to taxes paid by our Indian subsidiary. While profits earned by our Indian subsidiary are normally exempt from tax as a result of a 10-year tax holiday, the Government of India imposed a one-time tax on 10.0% of the profits generated by export oriented IT services firms in India during the Indian tax year of April 1, 2002 through March 31, 2003.  As a result, our earnings in India for the first three months of the period ended September 30, 2003 were subject to this tax.  In addition, state income taxes were paid in the nine months ended September 30, 2003 to states with minimum tax amounts not offset by net operating loss carry forwards in those states.

Net income

Net income increased by $12.5 million, or 183.8%, from $6.8 million in the nine months ended September 30, 2003 to $19.3 million in the nine months ended September 30, 2004.  As a percentage of revenue, net income increased from 9.0% in the nine months ended September 30, 2003 to 14.7% in the nine months ended September 30, 2004.

Liquidity and Capital Resources

As of September 30, 2004, we had cash and cash equivalents amounting to $16.7 million compared to $17.4 million as of December 31, 2003.  Of the $16.7 million cash balance as of September 30, 2004, $11.0 million was held in accounts in the United States and $2.4 million was held in accounts in India, with the balance held in accounts in our other regions.  Of the $17.4 million cash balance as of December 31, 2003, $13.4 million was held in accounts in the United States, $2.0 million was held in accounts in India and $2.0 million was held in accounts in our other regions. The funds held at locations outside of the United States are for future operating expenses, and we have no intention of repatriating those funds. We are not, however, restricted from repatriating those funds back to the United States, if necessary. While we expect that cash generated by our Indian subsidiary will be reinvested in India to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments would be subject to a withholding tax of 12.8%.

Operating activities resulted in a $12.5 million source of funds during the nine months ended September 30, 2004 as compared to a $2.7 million source of funds during the nine months ended September 30, 2003. Net cash used in the nine months ended September 30, 2004 was attributable to an increase in accounts receivable of $21.3 million and an increase in other assets of $3.8 million, of which $1.9 million represented the prepayment of the October 1, 2004 United States payroll on September 30, 2004, $1.5 million related to advances paid to vendors in India for asset procurements and deposits for new leased facilities in Hyderabad and Pune, India and $188,000 represented prepaid payments for services and insurance programs.  Accounts receivable increased by $21.3 million as a result of an increase in revenues and a return to our normal billing and collection cycle.  Billings to and payments received from certain clients were expedited in December 2003 at our clients’ request in order to facilitate their year-end closing process.  This resulted in a lower than normal accounts receivable balance as of December 31, 2003.  The cash flow impact of the accounts receivable and other assets increase was more than offset by net income net of non-cash adjustments of $22.1 million, an increase in accounts payable of $728,000 and an increase in other current liabilities of $14.9 million, resulting from a $7.7 million customer prepayment for services, a $2.1 million increase in our bonus and commissions accruals as a result of revenue and profit growth and a $2.0 million increase in salary and benefit accruals in the nine months ended September 30, 2004.

Net cash provided by operating activities for the nine months ended September 30, 2003 was due primarily to $8.5 million in net income, net of non-cash adjustments, and a $1.7 million decrease in accounts payable and other current liabilities, offset by an increase of $6.8 million in accounts receivable and a $747,000 increase in other assets.  Accounts receivable increased by $6.8 million primarily as a result of an increase in revenues during the nine months ended September 30, 2003.

The non-cash items consisted primarily of depreciation and amortization and non-cash stock compensation expense offset by equity in earnings of affiliate. Earnings from our affiliate, SSS, are reflected in non-cash items as a use of cash in the operating activities section of the statement of cash flows. Dividends received from SSS are reflected as an investing activity.

Net cash used in investing activities was $73.9 million for the nine months ended September 30, 2004 and $3.5 million for the nine months ended September 30, 2003.  We purchased $60.0 million of marketable security investments with short and long-term durations with the proceeds received from the initial public offering of shares of our common stock in July 2004.  We used $2.5 million to secure a letter of credit issued by our bank in lieu of a security deposit for additional office space in Rosemont, Illinois to support future growth.  We used $12.3 million of cash in the nine months ended September 30, 2004 and $4.0 million of cash in the nine months ended September 30, 2003 to purchase property and equipment primarily for the Hyderabad and Pune, India facilities.  These cash expenditures were partially offset by $913,000 in dividends received from SSS during the nine months ended September 30, 2004 and $576,000 during the prior year period.

Financing activities generated cash of $60.6 million for the nine months ended September 30, 2004 as a result of receiving net proceeds of $60.3 million from the initial public offering of shares of our common stock in July 2004 and $294,000 as a result of warrant exercises.  We used $938,000 for financing activities during the nine months ended September 30, 2003 to repay $394,000 outstanding under our credit facility, $319,000 of our long term debt and $225,000 of related party debt.

We have a $7.5 million revolving line of credit with Silicon Valley Bank, all of which was available on September 30, 2004. Our credit facility is secured by the grant of a security interest in all of our assets in favor of the bank and contains covenants and limitations, including limitations on our ability to dispose of assets, incur indebtedness, create liens, make certain investments, pay dividends and merge or consolidate. Our credit facility also contains certain financial statement reporting obligations and requires us to maintain certain financial covenants, including a quick ratio of at least 1.25 to 1 and an EBITDA ratio not to exceed 2 to 1. Under our credit facility, our quick ratio is the ratio of our current assets to our current liabilities minus deferred revenue and any current portion of subordinated debt.  Our EBITDA ratio is the ratio of all amounts we owe to Silicon Valley Bank under our credit facility to EBITDA. Advances made under our credit facility accrue interest at a per annum rate equal to the prime rate. Our credit facility expires on April 29, 2005.

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

We expect our capital expenditures for the full year 2004 to be approximately $20 million, relating primarily to the construction of our new delivery center in Hyderabad, India and the expansion of our delivery center in Pune, India. We had previously anticipated spending approximately $35 million on capital expenditures in 2004.   However, some of our capital projects have been slightly delayed pending receipt of the necessary approvals from the Indian government.  We do not expect the delays to affect the total capital expenditure budget for the projects or our growth plans.

We currently lease space for our employees in Hyderabad, India. These leases expire at the time construction of our new facility in Hyderabad is scheduled to be completed.  We have options for short term lease extensions if we experience construction delays, which will allow us to move our Hyderabad employees from leased space to our new facility upon its completion.  Construction of the remainder of our new facility will be completed in phases, based on the need to meet increased client demand, which will allow us to minimize the impact on future financial performance if we experience an unexpected hiring reduction. As a result, the projected impact on our operating profit due to unoccupied space in the initial occupancy periods of our new facility is projected to be a maximum of $28,000 per month. The transfer of employees from leased space to our new facility in Hyderabad will result in a net reduction in expenses of approximately $770,000 per year. This net reduction will result from reduced general and administrative expenses of approximately $1.1 million per year partially offset by an increase in depreciation of approximately $357,000 per year.

In August 2004, we entered into an agreement to acquire the real estate for our new delivery center in Hyderabad, India from an Indian government entity.  At this time, we are not required to make payment to the seller for the real estate.  Under the terms of the agreement, we must invest approximately $11 million in our Hyderabad delivery center and employ at least 3,000 persons at the center in order to acquire title to the real estate.  We are only required to make payment to the seller to the extent we employ fewer than 3,000 persons by August 2011.  The amount we will be required to pay, if any, will be in direct proportion to $968,000 based on the number of employees at August 2011, if less than 3,000.  We will, however, provide a bank guarantee of approximately $968,000 toward the purchase price for the real estate.  The bank guarantee will be revised in 2006, and each year thereafter, based upon the number of employees actually employed at the new delivery center in proportion to our commitment to hire at least 3,000 employees at the new delivery center.

In early 2004, we established a regional off-site development center in the United States, using approximately 80 former employees of one of our clients as the initial staff.  In connection with this initiative, we entered into a service agreement with the client.  The service agreement expires in February 2005.  If we are unable to redeploy promptly the staff of the development center on new or existing projects after the agreement expires, our financial results could suffer from either the employee termination costs resulting from a reduction in our workforce or the costs of carrying staff at the development center until full utilization is achieved again, or both.  At the current time, we estimate that our net income will be negatively impacted by approximately $1 million, primarily in the second quarter of 2005, in connection with the redeployment of the workforce at the development center.

Based upon our current level of operations, we expect that our cash flow from operations, together with our net proceeds from our initial public offering and the amounts we are able to borrow under our credit facility, will be adequate to meet our anticipated needs for at least the next two years. Although we currently have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we may incur additional debt or sell additional equity to finance those acquisitions.

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements often are proceeded by words such as “believes,” “expects,” “may,” “anticipates,” “plans,” “intends,” “assumes,” “will” or similar expressions.  Forward-looking statements reflect management’s current expectations, as of the date of this report, and involve certain risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.  Some of the factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include the “Risk Factors” described in Exhibit 99.1 to this Quarterly Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. We have historically entered into, and we may enter into in the future, forward foreign currency exchange contracts to hedge certain commitments in Australian dollars. The purpose of this foreign currency hedging activity is to protect us from the risk that the eventual cash flows from sales of third-party software licenses and maintenance contracts to Australian customers will be adversely affected by changes in the exchange rate. We expect to adopt a foreign currency exchange management policy by December 31, 2004. If adopted, this policy would authorize us to hedge our exposure to the Indian rupee to offset the effects of changes in the exchange rate.

As of September 30, 2004, we do not currently hedge any foreign currency exposure to offset the effects of changes in exchange rates.  We do not use derivative financial instruments for speculative trading purposes.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.

As of September 30, 2004, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, have concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in internal control.

As of September 30, 2004, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these controls.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During July 2004, we completed our initial public offering of shares of our common stock.  On July 27, 2004, we offered and sold 5,362,500 shares of our common stock and Household Investment Funding, Inc. offered and sold 1,787,500 shares of our common stock at a price of $13.00 per share.  The offer and sale of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1, as amended (File No. 333-113495), which was declared effective by the Securities and Exchange Commission on July 21, 2004.  The managing underwriters in this offering were UBS Securities LLC, Robert W. Baird & Co. Incorporated and Janney Montgomery Scott LLC.  On August 4, 2004, certain selling stockholders offered and sold 1,072,500 additional shares of our common stock at a price of $13.00 per share pursuant to the underwriters’ over-allotment option.

The aggregate price of the shares sold in the offering, including the shares sold pursuant to the underwriters over-allotment option, was $106.9 million.  Our portion of the net proceeds from the initial public offering was $60.3 million.  In connection with the offering, we paid underwriting discounts and commissions of $4.9 million and $4.5 million in offering expenses.  We did not receive any proceeds from the sale of the 1,787,500 shares sold by Household Investment Funding, Inc. or the 1,072,500 shares sold by other selling stockholders pursuant to the underwriters’ over-allotment option.  The net proceeds were invested in interest bearing short term and long term marketable securities.  We currently plan to spend approximately $45 million of the net proceeds for the construction of a new delivery center in Hyderabad, India and the expansion of our delivery center in Pune, India.

Item 6.  Exhibits

(a)  The following is a list of exhibits filed as part of this Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KANBAY INTERNATIONAL, INC.

Date: November 10, 2004	By:	/s/ Raymond J. Spencer
Raymond J. Spencer
Chairman of the Board and Chief Executive Officer
(Principal executive officer)

Date: November 10, 2004	By:	/s/ William F. Weissman
William F. Weissman
Vice President and Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk Factors.