Form 10-K
period 2004-12-31
KANBAY INTERNATIONAL INC
filed 2005-03-30
CIK 1125011

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number 000-50849

KANBAY INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation of Organization)	36-4387594 (I.R.S. Employer Identification No.)

6400 Shafer Court, Suite 100
Rosemont, Illinois 60018
Phone: (847) 384-6100
(Address, including zip code, and telephone number
(including area code) of registrant's principal executive office)

Securities registered pursuant to Section 12 (b) of the Act:

None.

Securities registered pursuant to Section 12 (g) of the Act:

Title of each class Common Stock, $0.001 par value	Name of each exchange on which registered Nasdaq National Market

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒    No: ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐    No: ☒

        The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on July 27, 2004, which was the day the Registrant completed an initial public offering of shares of its common stock, based on the closing sale price of $14.90 per share on such date on the Nasdaq National Market, was $245,683,120. Shares of common stock beneficially owned by each director and executive officer and by each person who beneficially owned 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 23, 2005, the Registrant had 33,881,482 shares of common stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference

        Certain sections of the Registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2004 (the "2005 Proxy Statement") are to be filed with the Securities and Exchange Commission within 120 days after the Registrant's fiscal year ended December 31, 2004 are incorporated by reference into Part III of this Report.

KANBAY INTERNATIONAL, INC.

TABLE OF CONTENTS

PART I.

Item 1. Business

General

        We are a global provider of information technology, or IT, services and solutions focused on the financial services industry. We combine technical expertise with deep industry knowledge to offer a broad suite of services, including business process and technology advice, software package selection and integration, application development, maintenance and support, network and system security and specialized services through our global delivery model. Our three tier global delivery model combines onsite client relationship teams, senior technical and industry experts at our offsite regional service centers and cost-effective global delivery centers in India. The three tiers of our global delivery model help us to provide our clients with value-enhancing solutions using a seamless, consistent and cost-effective client service approach.

        We focus on the financial services industry and provide our services primarily to credit service companies, banking institutions, capital markets firms and insurance companies. In providing our services, we utilize a wide array of technologies to develop customized solutions that address our clients' specific needs. As of December 31, 2004, Household International (and its affiliates within the HSBC Group), Morgan Stanley, and CitiFinancial (an affiliate of Citigroup), were among our top clients.

        Our engagements with our top clients typically involve numerous projects and multiple business units within each client and vary in complexity, scope and duration. We seek to expand our client relationships and migrate each client over time from discrete initial engagements to longer-term, recurring projects. For example, over the past several years we have successfully deepened our relationship with our largest client, Household International. For the year ended December 31, 2004, Household International, which is also our largest stockholder with approximately 14.2% of our common stock, and its affiliates within the HSBC Group, accounted for 55.6% of our total revenues. Similarly, we have successfully developed our relationship with our second largest client, Morgan Stanley, which owns approximately 4.7% of our common stock and accounted for 10.3% of our total revenues in the year ended December 31, 2004. Our five largest clients together accounted for 80.4% of our total revenues in the year ended December 31, 2004. For each of 2004 and 2003, we received at least 90% of our total revenues from clients that we worked with during the prior year.

        We have operated our business since 1989 and converted from a limited liability company to a corporation in August 2000. Our corporate headquarters are located in Rosemont, Illinois. We have regional offices located in eight countries and delivery centers in Pune and Hyderabad, India, where 2,619 technical professionals were based as of December 31, 2004. We own a 49.0% interest in SSS Holdings Corporation Limited ("SSS"), which is based in Liverpool, England and focuses on providing IT services to the securities industry.

Initial Public Offering

        On July 27, 2004, we completed the initial public offering of shares of our common stock. In connection with our initial public offering, we issued and sold 5,362,500 shares of common stock and Household Investment Funding, Inc. ("HIFI"), which is our largest stockholder and an affiliate of our largest client, Household International, sold 1,787,500 shares of common stock at an offering price of $13.00 per share. On August 4, 2004, certain other selling stockholders sold an aggregate of 1,072,500 shares of common stock at the initial public offering price of $13.00 per share upon the exercise of the underwriters' over-allotment option. We did not receive any proceeds from the sale of the 1,787,500 shares sold by HIFI or the 1,072,500 shares sold by the other selling stockholders pursuant to the underwriters' over-allotment option. After deducting underwriting discounts, commissions and offering-related expenses, the initial public offering resulted in net proceeds to us of approximately $60 million.

Secondary Public Offering

        On December 13, 2004, we completed a secondary public offering of shares of our common stock. In connection with this offering, certain of our stockholders, including HIFI and certain members of our management team, sold 5,000,000 shares of common stock at a public offering price of $26.50 per share. On December 28, 2004, certain of these selling stockholders sold an additional 750,000 shares of common stock at the public offering price of $26.50 per share upon the exercise of the underwriters' over-allotment option. We did not receive any proceeds from this offering.

Accurum Acquisition

        On March 3, 2005, we acquired Accurum, Inc., an IT services provider to the capital markets industry. Accurum provides application development, enterprise application integration, web services, data warehousing and quality assurance and testing within the front and middle office of capital markets firms, including sales and trading, risk management and research. We expect that this acquisition will complement the solutions that we offer to our capital markets clients in the areas of asset management, investment banking and securities trading. Accurum has 169 employees worldwide, located in offices in New York and New Jersey and a solution center in Chennai, India. The purchase price consisted of a $5 million closing payment, subject to certain adjustments, plus contingent payments of up to $7 million payable upon the achievement of certain performance targets. Accurum will continue to operate under its own name as a wholly-owned subsidiary of ours.

Industry Background

        The role of IT has evolved from simply supporting business enterprises to enabling their expansion and transformation. To succeed in today's marketplace, companies must respond rapidly to market trends, create new business models and improve productivity. Multiple technology platforms and an enhanced emphasis on security and back-up facilities have increased the complexity and cost of IT systems, resulting in greater IT-related risks. The increased complexity, cost and risk have created a growing need for specialists with experience in leveraging technology to support business strategy and expansion.

        Many companies have been forced to reduce their IT budgets as well as place a greater emphasis on closely managing IT spending and improving their return on investments. To accomplish these objectives, many IT departments have shifted all or a portion of their IT development, integration and maintenance requirements to outside IT service providers. In the current market environment, the global financial services industry is faced with a number of challenges, including increased regulatory scrutiny, growing competition and ongoing domestic and international consolidation. Consequently, companies within the financial services industry are looking externally for solutions that allow them to reduce costs and improve performance. Total global IT services spending within the financial services industry is expected to increase from $138.6 billion in 2004 to $177.7 billion in 2008, representing a compound annual growth rate of 6.4%. The financial services industry is expected to account for approximately 23% of total global IT services spending from 2004 to 2008.

Competitive Strengths

        We believe our competitive strengths include:

        Deep industry expertise.    We have developed expertise in the financial services industry, with a specific focus on credit services companies, banking institutions, capital markets and insurance. Our industry focus has enabled us to acquire a thorough understanding of our clients' business issues and applicable technologies, which allows us to deliver services and solutions tailored to each client's needs. We combine our deep knowledge of industry practices and challenges with an understanding of our clients' requirements to provide high quality, timely services. Because of our specific industry focus, a significant economic downturn in the financial services industry could negatively affect our business.

        Three-tier global delivery model.    Our global delivery model allows us to provide each of our clients with a responsive and accessible relationship management team at the client's location, a readily available offsite team of technology and industry experts at one of our regional delivery centers and a cost-effective application development, maintenance and support team at one of our global delivery centers in India. We believe the processes and technology infrastructure comprising our three-tier global delivery model enable us to effectively integrate our onsite and offsite execution capabilities to deliver seamless, consistent services on a global basis. Although our global delivery model allows us to provide these benefits to our clients, demand for our services could decline as a result of negative public perception regarding, or new legislation restricting, the use of offshore IT service providers.

        Commitment to attracting, developing and retaining the highest quality employees.    We believe we have established a business culture throughout Kanbay that enables us to attract and retain the best available industry talent. From 2002 to 2004, we retained an average of 88% of our employees even though the number of our employees grew significantly. We believe that our high employee retention rate provides tangible benefits to our clients, such as low turnover on long-term engagements, retention of knowledge which can be applied to new projects, consistent quality and competent and responsive personnel. We expect that we will continue to grow and our anticipated growth could place a significant strain on our ability to maintain our culture and provide these tangible benefits to our clients.

        Long-term client relationships.    We have long-standing relationships with many large, international companies within the financial services industry. We focus on building enduring relationships with both existing and new clients and strive to achieve close interaction at every level of their organizations. Our ability to successfully deliver consistent, seamless solutions on a global basis combined with our deep knowledge of the financial services industry helps us expand the breadth and scope of our engagements with existing clients. We manage client relationships with our relationship development methodology, which helps us to migrate our clients over time from discrete initial engagements to longer-term, recurring projects. Because of our long-standing relationships, we have historically earned, and believe that in the future we will continue to earn, a significant portion of our revenues from a limited number of clients.

        Scalable global business model.    We believe that the combination of our three-tier global delivery model and our financial services industry focus allows us to quickly deploy project teams to engage new projects and rapidly meet client needs. Our ability to rapidly deploy our project teams on new engagements and to provide our services to our clients is dependent on many factors, including continued compliance with various immigration restrictions and the maintenance of our global communications infrastructure.

Risk Factors

        Our business, financial condition and operating results may suffer if any of the following risks are realized:

  •
  we lose any of our significant clients;

  •
  the financial services industry experiences a significant economic downturn;

  •
  we are unable to compete effectively against our larger competitors;

  •
  negative perception or new legislation regarding offshore IT service providers reduces demand for our services; or

  •
  we experience cost increases or disruptions of our operations in India.

        For a more detailed discussion of the risk factors that may affect our business, financial condition and operating results, please see Exhibit 99.1 to this report, which is incorporated by reference herein.

Our Services

        We offer a broad suite of services to companies in the financial services industry that combines our industry expertise and technology capabilities. Our service offerings are fully integrated and include the following:

        Business process and technology advisory services.    We assist our clients by recommending the solution that is most appropriate to accomplish their objective in a cost-effective and timely manner. Through our business process and technology advisory services, we deploy our senior consultants and industry and technical experts to advise clients about how to best address business challenges and achieve objectives through the appropriate use of technology. Our consultants and experts offer industry perspectives and best practices in order to assist our clients with defining, optimizing and aligning their business objectives.

        Software package selection and integration.    We assist our clients in the selection and integration of software packages developed by third party vendors. Our employees have expertise in various software packages spanning our target sectors within the financial services industry, including electronic notification software for the banking industry, real-time credit card transaction processing applications, application and payment processing solutions for insurance companies and portfolio accounting applications for investment management firms.

        Application development, maintenance and support.    We provide application development, maintenance and support services for our clients' technology platforms, from web servers to legacy mainframes. Our application development capabilities span the software development life cycle, including defining software requirements, writing software programs and designing, prototyping, building, integrating, producing and implementing custom applications.

        Network and system security.    Our network and system security services include consulting on internet security assessment and strategy, developing internet security solutions and reviewing and monitoring internet security on an ongoing basis. In addition, we implement network and system security solutions such as identity authentication, encryption, firewalls, intrusion detection, anti-virus shields, virtual private networks, content management, application traffic management and biometrics. We have entered into reseller agreements with certain network and system security software vendors to license and support their software products.

        Specialized services.    Some of the specialized services we offer our clients include business intelligence, application management outsourcing and application testing and validation. Our business intelligence services utilize our tools and third party software to enable our clients to discover trends in their internal business or customer data and compare those trends to market data. Our application management outsourcing services can include employing clients' existing application support employees, transitioning to new applications, transforming legacy applications and executing longer-term service level agreements. Our application testing and validation services offer a unique pay-per-use model that enables clients to minimize costs by paying for these services as needed.

Our Clients

        We provide our services to companies in the financial services industry with a particular focus on credit service companies, banking institutions, capital markets firms and insurance companies.

        We have long-standing relationships with many large, international companies within the financial services industry. We focus on building enduring relationships with both existing and new clients through our relationship development methodology, which helps us migrate our clients from discrete initial engagements to longer-term, recurring projects. As a result, we have historically earned, and believe that we will continue to earn, a significant portion of our revenues from a limited number of clients. Household International, which is our largest client and our largest stockholder, accounted for 55.6%, 53.2% and 47.4% of our total revenues in the years ended December 31, 2004, 2003 and 2002, which in 2004 and 2003, included revenues from its affiliates within the HSBC Group. Morgan Stanley, which is our second largest client, accounted for 10.3%, 13.0% and 13.5% of our total revenues in the years ended December 31, 2004, 2003 and 2002. Our five largest clients together accounted for 80.4%, 80.7% and 74.7% of our total revenues in the years ended December 31, 2004, 2003 and 2002.

Credit Services

        We service various credit services companies, including, bank card and retail (private label) card issuers, payment processors and technology vendors. We have long-standing relationships with credit services companies around the world, such as Household International, CitiFinancial, Development Bank of Singapore and HDFC Bank.

        We provide our services to these credit services companies to help them accomplish various objectives, including:

  •
  improving their ability to process new and existing accounts;

  •
  collecting delinquent accounts;

  •
  organizing demographic information and customer purchasing history for marketing to new accounts;

  •
  enhancing their customer service capabilities; and

  •
  streamlining their processes for credit approval and financial authorization.

Banking Institutions

        The banking institutions we serve include multi-national commercial and retail banks and consumer finance companies around the world. These institutions include Household International (and its affiliates within the HSBC Group), CitiFinancial, and American General Finance (an affiliate of AIG).

        Our solutions help these institutions:

  •
  enhance their product offerings by decreasing loan approval times and providing easier access to product information;

  •
  add new functions to existing systems to meet governmental regulatory and compliance requirements;

  •
  lower costs by decreasing system processing times and creating more efficient processes; and

  •
  increase customer satisfaction by providing easy access to account information.

Capital Markets Firms

        We serve various types of capital markets firms, including asset management institutions, securities brokerage firms, private wealth management firms, investment banking institutions, securities exchanges and hedge funds. Our largest client in this industry is Morgan Stanley.

        Our services to these capital markets firms enhance their ability to:

  •
  match clients with relevant market research and trading opportunities;

  •
  track employee performance against sales targets;

  •
  enable their customers to utilize extranet sites to view reports generated from multiple internal systems;

  •
  increase fund accountant productivity; and

  •
  improve access to portfolio accounting data.

Insurance Companies

        We serve insurance companies that provide life, property and casualty, health, commercial and supplemental life insurance. These clients include such companies as Sun Life Financial, Winterthur Life, Advocate Health and The Regence Group (an affiliate of Blue Cross and Blue Shield).

        We design, develop and implement solutions for our insurance clients that:

  •
  enable rapid entry into new geographic markets by reducing programming hours;

  •
  provide insurance agents and policyholders access to policy information via the web;

  •
  reduce the cost of ensuring state-by-state regulatory compliance by leveraging our global delivery model;

  •
  simplify and automate policyholder billing and payment processes, reducing customer inquiries and needed support staff; and

  •
  reduce testing costs by creating a comprehensive testing environment for both initial deployment and ongoing system testing.

Our Global Delivery Model

        We believe that our three-tier global delivery model is a significant competitive strength for us because it provides the following benefits to our clients:

  •
  responsiveness and accessibility of a relationship team at the client's location;

  •
  readily available offsite senior technical and industry experts;

  •
  economic leverage of a technical global delivery center;

  •
  the ability to accelerate delivery timetables by simultaneously processing project components at different locations;

  •
  round-the-clock execution capability spanning multiple time zones;

  •
  access to a large pool of highly skilled and experienced IT professionals;

  •
  physical and operational separation of client projects to provide enhanced security; and

  •
  a knowledge management solution that enables us to leverage our global financial services industry expertise.

        The objective of our three-tier global delivery model is to effectively integrate our onsite and offsite execution capabilities to deliver seamless, consistent services on a global basis. For most engagements, a multi-site team of our employees is assembled that includes a relationship management team at the client's location, offsite senior technical and industry experts at one of our regional service centers and an application development, maintenance and support team at one of our delivery centers in India. The client's system is then connected to our system to enable simultaneous processing of project components by our onsite and offsite personnel. Our onsite and offsite project managers have joint accountability for each project.

        Our regional service centers are typically located in the client's region to offer technical and industry expertise and timely responses. Our delivery centers in Pune and Hyderabad, India offer technology and industry expertise in addition to cost-effective delivery. We intend to expand our facilities in Pune, India and to commence construction of a new facility in Hyderabad, India to replace the delivery center that we currently lease.

        Our quality control programs and processes are designed to proactively identify and effectively resolve potential problems. Our programs and processes are CMM Level 5-assessed on a global basis. In addition, we have been ISO 9001-certified each year since 2001. Our quality control employees track relevant metrics to ensure adherence to our processes, conduct periodic internal quality audits of our projects to facilitate project level defect prevention and perform various process improvement activities.

        Our significant investment in our communications infrastructure is designed to provide uninterrupted service to our clients. Our communications infrastructure is composed of redundant high-speed optical fiber, backup satellite links and multiple path routing between our delivery centers in India and our clients' facilities. Our delivery centers in India rely on high-speed fiber optic intra-company connectivity and an on-premises satellite earth station for redundancy. In addition, our proprietary software tools provide our clients real-time access to global project status reports and a searchable central repository for project documents. These tools also enable us to monitor and synchronize different versions of software development projects being worked on in multiple centers and minimize management overhead costs.

Global Business Development

        We market our services through our global business development group, which is divided into the following groups:

  •
  marketing and sales support;

  •
  new client business development;

  •
  industry practice group and alliance management leaders; and

  •
  client account managers supported by our relationship practices group.

        Our sales approach emphasizes our combination of deep knowledge of the financial services industry, technical expertise and reliable delivery of cost-effective solutions. The goals of our sales approach include increasing the average order amount, decreasing the length of the sales cycle, developing new and innovative business solutions and expanding our relationships with existing clients to achieve close interaction at every level of their organizations.

SSS Holdings Corporation Limited

        As of December 31, 2004, we held 49.0% of the ownership interest in SSS Holdings Corporation Limited ("SSS"), which we originally acquired in November 2000 in exchange for 2,086,697 shares of our common stock valued at approximately $15.9 million. SSS is a Liverpool, England based IT services firm focused primarily on providing software maintenance and development and business process outsourcing services to U.K. securities firms. We do not control the business, operations or dividend policy of SSS. For the year ended December 31, 2004, SSS had revenues of £34.9 million, or approximately $63.9 million, and our share of the earnings of SSS provided us with $2.5 million of equity in earnings of affiliate.

Intellectual Property

        We do not rely on patents and do not believe that patents are important to our business. We rely upon a combination of trade secrets and nondisclosure and other contractual arrangements to protect our intellectual property rights and proprietary methodologies. It is our policy to enter into confidentiality agreements with our employees and consultants, and we generally control access to and distribution of our proprietary information. We pursue the registration of certain of our trademarks and service marks in the United States and other countries. We have registered "Kanbay" and our logo in the United States, New Zealand, Japan, the European Community, China and Australia.

        We generally implement safeguards designed to protect our clients' intellectual property in accordance with our clients' needs and specifications. Compliance with these safeguards is the responsibility of our management and is generally monitored by our clients through inspections or audits. The safeguards we implement may include some or all of the following:

  •
  segregation of the work area at our global delivery centers dedicated to a particular client from the work areas dedicated to other clients;

  •
  limited, secure-access to a client's server room, with regular monitoring of entries and exits;

  •
  separate, encrypted communication links between our global developers and the client's network;

  •
  custom configuration of computers used for the client's project to include only the hardware and software specified by the client; and

  •
  training programs to ensure that our employees are aware of, and sensitive to, the client's confidentiality needs.

Competition

        We believe that the principal competitive factors in our business include the ability to:

  •
  strategically execute engagements to deliver value-added and reliable solutions to our clients;

  •
  utilize industry and technical expertise to enable our clients to achieve their business objectives;

  •
  attract, train and retain high quality IT and industry professionals;

  •
  maintain financial strength to support investment in personnel and global infrastructure;

  •
  complete projects on time and within budget; and

  •
  other cost-effective pricing of services.

        We believe that we compete effectively on all of these factors.

        The global IT service providers with whom we compete fall into three broad categories: offshore IT service providers, large consulting and other professional service firms and in-house IT departments of large corporations. Some of our competitors have significant resources and financial capabilities combined with much larger numbers of IT professionals. As a result, these competitors may be better positioned to use significant economic incentives to secure contracts with our existing and prospective clients. These competitors may also be better able to compete for skilled professionals by offering them more attractive compensation or other incentives.

        Offshore IT service providers generally have some sales presence and software consultants working in North America or Europe, but execute most of their work offshore. In India alone, there are many offshore IT service providers, with a few top companies firmly established in the global market. The offshore IT service providers with whom we primarily compete include Cognizant Technology Solutions, Infosys Technologies and Wipro.

        We also compete with large multinational IT service providers such as Accenture, BearingPoint, Cap Gemini and Deloitte & Touche, many of which have established global delivery centers in such countries as India and China to leverage the cost benefits of global delivery.

        We believe that we are well positioned against competition because we are one of the few companies that cater primarily to the financial services industry. Through our global delivery model, we combine our onsite and offsite capabilities to balance cost and customer proximity. Many offshore service providers have business operations primarily in India, which allows them to offer lower-cost services, but their lack of onsite and offsite regional capabilities causes them to sacrifice customer intimacy. On the other hand, most multi-national service providers have extensive onsite client management capabilities, but these capabilities generally include large overhead costs which increase the cost of their services. We have a strong presence in the U.S., which we believe enables us to couple proximity to customers with a strong and cost-effective global delivery and support function.

Operating Segment and Geographic Information

        We provide IT management consulting services and operate our business as a single operating segment. The majority of our services continue to be provided to clients in North America. In 2004, approximately 86% of our revenues came from work performed in North America, 10% from Asia/Pacific and 4% from Europe. Information regarding our revenues and total assets by geographic area for the three-year period ended December 31, 2004 is presented in note 14 of the audited consolidated financial statements included in this report.

Employees

        As of December 31, 2004, we had 3,708 full-time employees. In North America, we had a total of 670 employees, including 538 IT professionals and 132 sales, marketing and administrative personnel. We have one office in the United Kingdom, with a total of 24 employees. In the Asia-Pacific region, we operate from three offices in Australia and one each in Hong Kong, Singapore and Japan, with a total of 106 employees. Our India staff works from our delivery centers in Pune and Hyderabad with a total of 2,908 employees, including 2,619 IT professionals and 289 finance, recruiting, staffing, facility management and administrative personnel.

Available Information

        Our Internet website is http://www.kanbay.com. We make available free of charge on or through our Internet website this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonable practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

        Information contained on our website is not part of this report and shall not be deemed to be incorporated by reference into this report or any other public filing made by us with the SEC.

Item 2. Properties

        Our principal executive offices are located in Rosemont, Illinois. Our delivery center in Pune, India consists of four buildings and houses an onsite satellite earth station, dedicated communication links to clients and a technology learning training center. We own one of the buildings in Pune and lease the other three. We currently lease our delivery center in Hyderabad, India. We have multiple leases for our facilities in Pune and Hyderabad. The terms of these leases vary and have expiration dates ranging from March 2006 to September 2007.

        As of December 31, 2004, we conducted our business from the following properties:

Location	Use	Leased or Owned
North America(1)
Rosemont, Illinois	Corporate Headquarters	Leased
New York, New York	Business Development	Leased
Encino, California	Business Development	Leased
Toronto, Ontario, Canada	Business Development	Leased
St. Louis, Missouri	Business/Software Development	Leased
International(1)
Pune, India	Software Development	Owned
Pune, India	Software Development	Leased
Pune, India	Software Development	Leased
Pune, India	Software Development	Leased
Hyderabad, India	Software Development	Leased
Brisbane, Australia	Business Development	Leased
Melbourne, Australia	Business Development	Leased
St. Leonards, Australia	Business Development	Leased
Hong Kong	Business/Software Development	Leased
Tokyo, Japan	Business Development	Leased
Singapore	Business Development	Leased
Cambridge, United Kingdom	Support Functions	Leased

(1)
On March 3, 2005, we acquired Accurum, Inc. Accurum leases its offices located in New York and New Jersey and its solution center in Chennai, India. The terms of these leases vary and have expiration dates ranging from April 2007 to November 2011.

Item 3. Legal Proceedings

        We are not a party to any litigation or other legal proceedings that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Market for the Company's Common Equity and Related Stockholders Matters

Market Information

        Our common stock has been traded on the Nasdaq National Market under the symbol "KBAY" since July 22, 2004. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated in the fiscal year ended December 31, 2004, the high and low sales price per share for our common stock as reported on the Nasdaq National Market.

	2004
Quarters
	High	Low
Third (from July 22, 2004)	$24.13	$12.70
Fourth	$31.87	$20.15

Holders

        As of March 28, 2005, there were 48 holders of record of our common stock.

Dividends

        We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay dividends is restricted by certain provisions contained in our revolving credit facility which provides that we may not pay any dividends without written consent from Silicon Valley Bank.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	8,188,383	$7.65	1,662,979

        In addition, as of December 31, 2004, there were 500,000 shares available for issuance under our Employee Stock Purchase Plan, which is an equity compensation plan approved by security holders. There are no equity compensation plans that have not been approved by security holders.

Recent Sales of Unregistered Securities

        On December 19, 2003, we issued and sold 440,062 shares of common stock in connection with the exercise of options for an aggregate exercise price of $558,570. The options were exercised by six former employees and one estate of a former employee. The options were granted in 1999 pursuant to the Kanbay International, Inc. 1998 Non-Qualified Option Plan. At the time the options were granted, each former employee was employed by or providing services to us. The sale of these shares was exempt from registration under the Securities Act pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to a written compensatory benefits plan.

        On May 21, 2004, we issued and sold 62,596 shares of common stock upon the exercise of a warrant for an aggregate exercise price of $294,043. The warrant was exercised by The Co-Investment 2000 Fund, L.P. The sale of these shares was exempt from registration under the Securities Act pursuant to Section 4(2) as a transaction not involving a public offering.

        On November 19, 2004, we issued 40,963 shares of common stock upon the conversion of a warrant by Silicon Valley Bancshares. The sale of these shares was exempt from registration under the Securities Act pursuant to Section 4(2) as a transaction not involving a public offering.

Use of Proceeds

        On July 27, 2004, we completed our initial public offering of shares of our common stock. In connection with our initial public offering, we offered and sold 5,362,500 shares of our common stock and HIFI offered and sold 1,787,500 shares of our common stock at a price of $13.00 per share. The offer and sale of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1, as amended (File No. 333-113495), which was declared effective by the Securities and Exchange Commission on July 21, 2004. The managing underwriters in this offering were UBS Securities LLC, Robert W. Baird & Co. Incorporated and Janney Montgomery Scott LLC. On August 4, 2004, certain selling stockholders offered and sold 1,072,500 additional shares of our common stock at a price of $13.00 per share upon the exercise of the underwriters' over-allotment option.

        The aggregate price of the shares sold in our initial public offering, including the shares sold pursuant to the underwriters over-allotment option, was $106.9 million. Our portion of the net proceeds from the initial public offering was $60.4 million. In connection with the initial public offering, we paid underwriting discounts and commissions of $4.9 million and offering expenses of $4.5 million. We did not receive any proceeds from the sale of the 1,787,500 shares sold by HIFI or the 1,072,500 shares sold by other selling stockholders pursuant to the underwriters' over-allotment option. The net proceeds were invested in interest bearing short term and long term marketable securities. We currently plan to spend approximately $45 million of the net proceeds for the construction of a new delivery center in Hyderabad, India and the expansion of our delivery center in Pune, India. Since June 30, 2004, we spent approximately $8 million for the renovation of our facilities in India. We plan to spend approximately $28 million in 2005 and $9 million in 2006 on facility expansion activities.

        On December 13, 2004, we completed a secondary public offering of shares of our common stock. In connection with this offering, certain of our stockholders, including HIFI and certain members of our management team, sold 5,000,000 shares of common stock at a public offering price of $26.50 per share. On December 28, 2004, certain of these selling stockholders sold an additional 750,000 shares of common stock at the public offering price of $26.50 per share upon the exercise of the underwriters' over-allotment option. We did not receive any proceeds from this offering.

Item 6. Selected Financial Data

        The following table presents selected historical consolidated financial data as of, and for the years ended, December 31, 2000, 2001, 2002, 2003, and 2004, which has been derived from our audited consolidated financial statements. You should read this information together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes for the years ended December 31, 2002, 2003 and 2004, which are included in the audited consolidated financial statements.

	2000	2001	2002	2003	2004
Consolidated statements of operations data:
Net revenues—related parties	$14,377	$38,001	$50,253	$70,942	$120,377
Net revenues—third parties	43,144	31,653	32,336	36,211	62,229

Total revenues	57,521	69,654	82,589	107,153	182,606
Cost of revenues	34,526	39,786	46,977	58,675	96,139

Gross profit	22,995	29,868	35,612	48,478	86,467
Selling, general and administrative expenses:
Sales and marketing expenses	7,464	7,176	6,129	11,420	17,501
General and administrative expenses	22,703	21,368	22,056	24,072	30,958
Stock compensation expense	1,652	2,521	1,571	1,354	1,179

Total selling, general and administrative expenses	31,819	31,065	29,756	36,846	49,638
Depreciation and amortization	2,171	2,437	2,682	3,308	5,712
(Gain) loss on sale of fixed asset	(9)	57	38	36	32

Income (loss) from operations	(10,986)	(3,691)	3,136	8,288	31,085
Other income (expense):
Interest expense and other, net	(1,364)	(296)	(332)	(347)	431
Equity in earnings of affiliate(1)	29	861	2,241	2,046	2,517
Loss on investment	—	(644)	—	—	—

Income (loss) before income taxes	(12,321)	(3,770)	5,045	9,987	34,033
Income tax expense (benefit)	(11)	18	226	(1,452)	6,679

Income (loss) before cumulative effect of accounting change	(12,310)	(3,788)	4,819	11,439	27,354
Cumulative effect of accounting change(2)	—	—	(2,043)	—	—

Net income (loss)	(12,310)	(3,788)	2,776	11,439	27,354
Dividends on preferred stock	(610)	(608)	(608)	(608)	(277)
(Increase) decrease in carrying value of stock subject to repurchase	(864)	(676)	4,077	3,063	—

Income (loss) available to common stockholders	$(13,784)	$(5,072)	$6,245	$13,894	$27,077

Income (loss) per share of common stock(3):
Basic		$(0.25)	$0.30	$0.68	$1.02
Diluted		(0.25)	0.23	0.50	0.83
The composition of stock compensation expense is as follows:
Cost of revenues	$75	$728	$772	$573	$488
Sales and marketing expenses	119	261	260	256	201
General and administrative expenses	1,458	1,532	539	525	490

	$1,652	$2,521	$1,571	$1,354	$1,179

Consolidated balance sheet data:
Cash and cash equivalents	$4,655	$5,340	$10,127	$17,419	$29,126
Working capital	4,025	2,891	7,117	12,618	72,011
Total assets	41,381	41,974	51,129	68,359	180,166
Long-term debt	1,428	2,668	1,761	—	—
Preferred stock	3	3	3	3	—
Total stockholders' equity	17,521	14,593	24,809	47,508	143,080

(1)
On November 30, 2000, we acquired a 49.4% interest in SSS Holdings Corporation Limited (SSS) in exchange for 2,086,697 shares of our common stock valued at approximately $15.9 million. As of December 31, 2004, we owned approximately 49.0% of SSS. We account for SSS under the equity method of accounting.

(2)
Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 does not permit goodwill and indefinite-lived intangible assets to be amortized. Upon adoption of SFAS No. 142, we recorded a non-cash charge of $2.0 million to reduce the carrying value of goodwill. This non-cash charge was recorded as a cumulative effect of an accounting change. If we had applied SFAS No. 142 retroactively as of January 1, 2000, our net income (loss) would have been $(12.0 million) in 2000 and $(2.4 million) in 2001.

(3)
For the period from January 1, 1999 through August 23, 2000, we operated as a Delaware limited liability company (LLC). On August 24, 2000, we converted from a LLC into a Delaware C corporation when all members exchanged their common and preferred units in the LLC for an equivalent number of shares of our common and preferred stock. Income (loss) per share of common stock and average shares outstanding is presented for the years during which we operated as a C corporation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this report. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report.

Overview

        We are a global provider of information technology services and solutions focused on the financial services industry. We combine technical expertise with deep industry knowledge to offer a broad suite of services, including business process and technology advice, software package selection and integration, application development, maintenance and support, network and system security and specialized services, through our global delivery model. We focus on the financial services industry and provide our services primarily to four industry groups with whom we work—credit services, banking, capital markets and insurance.

        Revenues increased to $182.6 million in 2004, from $107.2 million in 2003 and $82.6 million in 2002. Net income increased to $27.4 million, or $0.83 diluted earnings per share in 2004, from $11.4 million and $2.8 million, or $0.50 and $0.23 diluted earnings per share, in 2003 and 2002, respectively. Revenues increased in each industry group we serve and the increases were particularly strong in the insurance and capital markets industries. Revenues from both related parties and third parties have increased in 2004 over the prior year. The majority of our services continue to be provided to clients in North America. Approximately 86% of our revenues came from work performed in North America, 10% from Asia/Pacific and 4% from Europe in 2004.

        Our income from operations increased to $31.1 million in 2004, compared to $8.3 in 2003 and $3.1 in 2002. As a percentage of revenues, income from operations increased to 17.0% in 2004, from 7.7% and 3.8% in 2003 and 2002, respectively. The growth was primarily due to higher gross margins and a decrease in selling, general and administrative expenses as a percentage of revenue. Gross margins increased primarily due to an increase in the amount of our services delivered from our offshore delivery centers in India, which yield higher gross margins than services performed at our onsite and offsite locations. Our selling, general and administrative expenses have decreased as a percentage of revenue as our basic support infrastructure, including finance, human resources and IT support functions, enabled us to increase our volume of activity with limited increases in expenditures.

Initial Public Offering

        On July 27, 2004, we completed the initial public offering of shares of our common stock. In connection with our initial public offering, we issued and sold 5,362,500 shares of common stock and Household Investment Funding, Inc. ("HIFI"), which is our largest stockholder and an affiliate of our largest client, Household International, sold 1,787,500 shares of common stock at an offering price of $13.00 per share. On August 4, 2004, certain other stockholders sold 1,072,500 shares of common stock at the initial public offering price of $13.00 per share upon the exercise of the underwriters' over-allotment option. We did not receive any proceeds from the sale of the 1,787,500 shares sold by HIFI or the 1,072,500 shares sold by other selling stockholders pursuant to the underwriters' over-allotment option. After deducting underwriting discounts, commissions and offering-related expenses, the initial public offering resulted in net proceeds to us of approximately $60 million.

Secondary Public Offering

        On December 13, 2004, we completed a secondary public offering of shares of our common stock. In connection with this offering, certain of our stockholders, including HIFI and certain members of our management team, sold 5,000,000 shares of common stock at a public offering price of $26.50 per share. On December 28, 2004, certain of these selling stockholders sold an additional 750,000 shares of common stock at the public offering price of $26.50 per share upon the exercise of the underwriters' over-allotment option. We did not receive any proceeds from this secondary public offering.

Accurum Acquisition

        On March 3, 2005, we acquired Accurum, Inc., an IT services provider to the capital markets industry. Accurum provides application development, enterprise application integration, web services, data warehousing and quality assurance and testing within the front and middle office of capital markets firms, including sales and trading, risk management and research. We expect that this acquisition will complement the solutions that we offer to our capital markets clients in the areas of asset management, investment banking and securities trading. Accurum has 169 employees worldwide, located in offices in New York and New Jersey and a solution center in Chennai, India. The purchase price consisted of a $5 million closing payment, subject to certain adjustments, plus contingent payments of up to $7 million payable upon the achievement of certain performance targets. Accurum will continue to operate under its own name as a wholly-owned subsidiary of ours.

Sources of Revenues

        Our revenues are generated principally from IT services provided on either a time-and-materials or a fixed-price basis. Revenues from services provided on a time-and-materials basis are recognized as the related services are performed. Revenues from services provided on a fixed-price basis are recognized pursuant to the proportionate performance method. In addition, our service level agreements call for us to provide a fixed number of hours of service per year, but do not have defined deliverables. Revenues from these agreements are also recognized in accordance with the proportionate performance method. Most of our client contracts, including those that are on a fixed-price basis, can be terminated with or without cause on 30 to 90 days notice. All services provided by us through the date of cancellation are due and payable under the contract terms. Because we bear the risk of cost overruns and inflation with respect to fixed-price projects, our operating results could be adversely affected by inaccurate estimates of contract completion costs. Losses on contracts, if any, are provided for in full in the period when determined. In order to manage these risks, we have a strictly enforced process for approval of project estimates during the preparation of engagement proposals. We then closely monitor the progress on all projects and account relationships.

        Our decision to focus on the financial services industry has allowed us to develop a high level of expertise in the markets we serve, which has played an important role in our growth in recent years. We have been particularly successful in enhancing our ability to serve the credit services market through the development of our knowledge of the systems, processes and business issues specific to this market. We continue to focus on further developing our capabilities in the other financial services markets we serve, through training programs and the hiring of industry experts. Because of the size of the financial services industry and the projected compound annual growth rate of approximately 6.4% in global IT services spending within the financial services industry, we believe there is significant opportunity to expand our business. However, we also believe we will be facing increased competition. Many IT services firms have obtained or are obtaining an offshore delivery capability to be more competitive on price and many clients and potential clients are developing an internal offshore capability. While this is a challenge, we believe we can limit the impact by continuing the development of our technical and business knowledge in the markets we serve. This is evidenced by the fact that some of our largest clients have had an internal offshore capability in place for many years but continue to use our services because of our technical capability and industry expertise.

        Revenues from services provided on a time-and-materials basis are derived from the rates at which we bill our clients and the number of billable hours in a period. The number of billable hours in a period is impacted by the number of technical professionals on staff and employee utilization. We define employee utilization as the total billable hours divided by the total available hours of our professionals.

        We also generate revenues through the sale of third party software licenses and related maintenance contracts. Revenues from these sources accounted for $9.2 million of our revenues in 2004. These revenue levels have remained relatively constant in recent years, while services revenues have grown. Consequently, revenues from the sale of third party software licenses and related maintenance contracts have gradually declined as a percentage of total revenues, decreasing from 11.9% in 2000 to 5.0% in 2004. We provide software development services to our clients, but we do not develop software for sale or license to our clients or other third parties. The software development services we provide involve software that is owned by our clients and we provide our services in exchange for a fee.

        Revenues from our largest client, Household International, have grown significantly, increasing from $31.3 million in 2001 to $101.6 million in 2004. This growth has been driven by rapid expansion at Household International and the acquisition of Household International by HSBC Holdings plc in March 2003.

        By employing our relationship development methodology, we have successfully retained and grown many of our long term client relationships. This has enabled us to effectively grow our business and expand our industry knowledge. However, it has also resulted in a high customer concentration. In order to drive additional growth and reduce our dependence on a small number of clients, we have made significant investments in business development, including the creation of a dedicated business development team focused exclusively on generating engagements with new clients. Our spending on business development grew from $6.1 million in 2002 to $17.5 million in 2004, a 186.9% increase.

        Many companies have been forced to reduce their IT project spending, resulting in pricing pressures within the IT service market. As a result, we have experienced pricing pressure which has had an adverse effect on our revenues, gross margins and net income. However, we believe that our in-depth knowledge of the processes and applications in the areas of the financial services industry that we serve has partially shielded us from pricing pressure. Despite some pricing pressure, we increased our gross margins and net income in each of 2002, 2003 and 2004 by improving our employee utilization and performing more of our services at our delivery centers in India, which yield significantly higher gross margins than services performed at client sites or at our offices located outside of India. Our gross margins in 2002, 2003 and 2004 were 43.1%, 45.2% and 47.4%, respectively. While the market conditions that impact our pricing are difficult to predict, we do not expect a material impact, either positive or negative, on our pricing in 2005.

        Our actual billing rates are impacted by the type and size of our engagements. For example, we typically charge higher rates on complex development projects than we do on maintenance projects. Also, we may discount larger engagements as compared to comparable engagements of a smaller size. Our marketing efforts are not concentrated on a particular type or size of engagement. Therefore, it is difficult to predict the impact that new engagements will have on our average billing rates.

Cost of Revenues and Gross Profit

        Our cost of revenues consists primarily of the cost of salaries, payroll taxes and employee benefits for our technical professionals, including quality assurance personnel and certain client relationship management personnel. Also included in cost of revenues are the travel costs of these employees, fees for subcontractors working on client engagements, the communications costs associated with connectivity to our clients and the purchase of products for resale.

        The proportion of work performed at our facilities and at client sites varies from quarter to quarter. We charge higher rates and incur higher compensation and other expenses for work performed at client sites and our offices located outside of India. Services performed at client sites or our offices located outside of India typically generate higher revenues per-capita at lower gross margins than the same services performed at our delivery centers in India. As a result, our total revenues, cost of revenues and gross profits in absolute terms and as a percentage of revenues fluctuate from quarter to quarter based on the proportion of work performed in India. We hire subcontractors on a limited basis from time to time to supplement our technical staff. In 2004, approximately 6.3% of our cost of revenues was attributable to subcontracting costs. We do not anticipate that our subcontracting needs will increase significantly as we expand our business.

        We charge our related parties, Household International and Morgan Stanley, rates that are consistent with those charged to other clients, with an appropriate level of discount for volume. The ratio of offshore to onsite employees staffed on our engagements with Household International varies for each engagement. Consequently, some of those engagements result in gross margins that are at or above our average gross margins, while others result in gross margins that are at or below our average gross margins. In 2004, our average gross margins on our engagements with Household International were slightly above our average gross margins. Our engagements with Morgan Stanley are not staffed with a high ratio of offshore to onsite employees. As a result, our average gross margins on our engagements with Morgan Stanley are usually below our average gross margins.

        Under the consulting agreement with Household International, we perform a broad range of information systems services for various business units within the HSBC Group. Under the consulting agreement with Morgan Stanley, we perform systems analysis and design, computer programming and other consulting services. The services provided, economic terms and the other provisions of these agreements are similar to those prevailing with unrelated parties.

        According to Hewitt Associates, salary levels of software development professionals in India rose 11.2% in 2002, 13.7% in 2003 and 14.5% in 2004. This is the result of the strong demand for these professionals in India. Salary increases in the other regions in which we operate have been more reflective of increases in the costs of living. We anticipate that salaries for software development professionals in India will continue to rise at those levels in the foreseeable future. In 2002, 2003 and 2004, our gross margins increased despite these salary increases because of increases in the amount of services performed at our delivery centers in India and increased utilization of our IT professionals. However, we believe we are now operating at near optimal levels in these areas of efficiencies. We believe we will be able to command higher billing rates and maintain our gross margins in the future if we continue to strengthen our financial services industry expertise.

        Our revenues and gross profits are also impacted by our ability to efficiently manage and utilize our employees. As of December 31, 2004, we had 3,708 employees, of which 3,243 were technical professionals. We manage employee utilization by continuously monitoring project requirements and timetables to ensure that we have effectively staffed our projects to meet our clients' needs. The number of employees assigned to a project will vary according to the size, complexity, duration and demands of the project. An unanticipated termination of a significant project could cause us to experience a higher than expected number of unassigned IT professionals, thereby lowering IT professional employee utilization. In addition, we do not fully utilize our IT professionals when they are enrolled in training and educational programs. In 2004, 2003 and 2002, utilization rates for our Indian employees were 74.0%, 74.0% and 70.0%, respectively, and utilization rates for our onsite employees were 89.3%, 85.8% and 81.5%, respectively.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist primarily of salaries, employee benefits, travel, promotion, communications, management, finance, administrative and occupancy costs as well as stock compensation expense. Selling, general and administrative expenses as a percentage of revenue were 36.0%, 34.4% and 27.2% in 2002, 2003 and 2004, respectively.

Other Income and Expense

        Other income and expense includes interest income, interest expense, foreign currency exchange gains and losses, equity in earnings of affiliate and provisions for losses on investments. Foreign currency gains and losses are generated primarily by fluctuations of the Indian rupee against the U.S. dollar. As explained in note 1 to our audited consolidated financial statements, our Indian subsidiary's functional currency is the U.S. dollar, which results in non-monetary assets and liabilities being translated at historical exchange rates, while monetary assets and liabilities are translated at current exchange rates. This may result in gains or losses which are reflected in other income.

        We own 49.0% of SSS Holdings Corporation Limited ("SSS"), which is a Liverpool, England based IT services firm that focuses primarily on the securities industry with revenues earned predominantly in the United Kingdom. Because we own less than 50% of SSS, its results of operations are not consolidated into our financial results. Our share of the earnings of SSS is accounted for under the equity method of accounting for investments in common stock, which is described in more detail in note 4 to our audited consolidated financial statements.

Income Tax Expense

        Our net income earned from providing services is subject to tax in the country in which we perform the work. We have benefited from net operating loss carry forwards in the United States, the remaining balance of which was used in 2003. Currently, we benefit from the tax holidays in India, which are available to export-oriented IT services firms. As a result of these net operating loss carry forwards and tax holidays, our operations have been subject to minimal tax liabilities. With the net operating loss carry forwards in the United States no longer available, our effective tax rate increased to approximately 20% in the fourth quarter of 2003. Our exact effective tax rate in future periods will vary based on our geographic earnings. Our tax holidays in India will phase out partially on March 31, 2005 and will phase out completely on March 31, 2009. Once these holidays begin to phase out, our effective tax rate will materially increase.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISKS

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

        On an ongoing basis, we evaluate our estimates. The most significant estimates relate to the allowance for doubtful accounts, reserves for employee benefits, income taxes, depreciation of fixed assets and long-lived assets and the recognition of revenue and profits based on the proportionate performance method of accounting for fixed-bid contracts. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could vary from the estimates and assumptions used in the preparation of the accompanying financial statements.

        We market our services internationally and most of our technical professionals are located in India. As a result, we may be subject to certain risks associated with international operations, including risks associated with foreign currency exchange rate fluctuations and risks associated with the application and imposition of protective legislation and regulations relating to import and export or otherwise resulting from foreign policy or the variability of foreign economic conditions. Additional risks associated with international operations include difficulties in the burdens of complying with a wide variety of foreign laws, potentially adverse tax consequences, tariffs, quotas and other barriers.

        We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

        Our service contracts are entered into on either a time-and-materials or fixed-price basis. Our fixed-price contracts primarily relate to application development and enhancement projects. Revenues related to time-and-materials contracts are recognized as the service is performed. Revenues related to fixed-price contracts are recognized as the service is performed using the proportionate performance method of accounting, under which the sales value of performance, including estimated earnings thereon, is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated cost.

        In general, fixed-price contracts are cancelable subject to a specified notice period. All services provided by us through the date of cancellation are due and payable under the contract terms. We issue invoices related to fixed-price contracts based upon achievement of milestones during a project or other contractual terms. Differences between the timing of billings, based upon contract milestones or other contractual terms, and the recognition of revenue, based upon the proportionate performance method of accounting, are recognized as either unbilled or deferred revenue. We do not incur significant up-front costs associated with these fixed-price contracts, and all costs related to the services provided are expensed as incurred. Estimates are subject to adjustment as a project progresses to reflect changes in expected completion costs or dates. The cumulative impact of any revision in estimates of the percentage of work completed is reflected in the financial reporting period in which the change in estimate becomes known, and any anticipated losses on contracts are recognized immediately. Warranty provisions exist under some contracts, which generally exist for a period ranging from 30 to 90 days past contract completion. If warranty provisions exist, they are included in the total estimated cost when we calculate proportionate performance. However, a reserve is not maintained as the amounts of such potential warranty obligations are not material. Our failure to estimate accurately the resources and time required for a fixed-price project, or our failure to complete our contractual obligations within the time frame committed, could have a material adverse effect on our business, operating results and financial condition. We carefully monitor fixed-price projects. Project managers periodically submit percentage of completion data to our accounting department, which then makes any necessary adjustments. Our fixed-price contract estimates have been accurate in the past, properly reflecting revenue as it was earned.

        In addition, certain contracts, which we refer to as service level agreements, call for us to provide a fixed number of hours of service per year, but do not contain defined deliverables. Revenues from these agreements are also recognized in accordance with the proportionate performance basis.

        Our Australian subsidiary sells third party software licenses and maintenance agreements for the support of those products. Revenues from the sale of third party licenses are recognized in the financial reporting period in which the licenses are delivered. Maintenance agreements generally cover a period of 12 months from the date of sale. Revenues from maintenance contracts are amortized over the term of the agreement. The unrecognized portion of the revenue at the end of each period is recorded as deferred revenue.

Foreign Currency Translation

        The assets and liabilities of our Canadian, Asian and European subsidiaries are translated into U.S. dollars from local currencies at current exchange rates and revenues and expenses are translated from local currencies at average monthly exchange rates. The resulting translation adjustments are recorded in a separate component of stockholders' equity. For our Indian subsidiary, the functional currency is the U.S. dollar. Because our sales are made primarily in the United States, the sales price is predominantly in U.S. dollars and there is a high volume of intercompany transactions denominated in U.S. dollars between the Indian and U.S. entities. Non-monetary assets and liabilities are translated at historical exchange rates, while monetary assets and liabilities are translated at current exchange rates. The resulting gain or loss is included in other income. A 5.0% decrease in the value of the U.S. dollar against the Indian rupee would result in a reduction in other income of approximately $2.9 million based on our current operations.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. Our allowance for doubtful accounts is determined by evaluating the credit-worthiness of each client and the size and aging of our receivables. A significant portion of our receivables are due from a few clients with very strong credit ratings and with whom we have a good payment history. As we attempt to diversify our client base, we will continue to evaluate our method of determining our allowance for doubtful accounts to ensure that we are maintaining appropriate balances. Our allowance for doubtful accounts as of December 31, 2004 was $1.1 million, which represented 4.4% of our gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which would have an adverse impact on our operating results in the period of occurrence.

Income Taxes

        We record a valuation allowance to reduce our deferred tax assets to the amount that we expect to realize. Our allowance as of December 31, 2004 was $2.3 million. While we have considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Similarly, if we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

        Our Indian subsidiary, Kanbay Software (India) Limited ("KSIL"), is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim various tax holidays for a period of 10 years with respect to its export profits. Substantially all of the earnings of KSIL are attributable to export profits and, therefore, are currently entitled to a 100% exemption from Indian income tax. This exemption resulted in decreases in our income tax expense of $5.1 million, $1.7 million and $655,000 in 2004, 2003 and 2002, respectively, when compared to the effective tax rates that we estimate would have applied if these incentives had not been available, without accounting for double taxation treaty set-offs, if any. The tax holidays will phase out partially on March 31, 2005. We expect our effective tax rate to increase by approximately 2.8% as a result. The remainder of the holidays will remain in place until March 31, 2009, at which time our effective tax rate would increase by approximately 14.0%. Recently, the Government of India has disallowed these tax exemptions for certain software companies and required the companies to pay additional taxes. Although we believe that we have complied with and are eligible for our tax holidays and taxable income deduction, we cannot be certain that the Government of India will not attempt to disallow our tax holidays or taxable income deduction or require us to pay additional taxes. The exact impact of the phase out of the tax holidays will vary based on our growth in India and would be negatively affected if the Government of India disallows our tax holidays or requires us to pay additional taxes. We have and will continue to use the earnings of KSIL for expansion outside of the United States instead of repatriating these earnings to the United States. Accordingly, pursuant to Accounting Principles Board Opinion No. 23, "Accounting for Income Taxes—Special Areas," we do not accrue taxes on the repatriation of earnings from KSIL. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings.

Employee Benefits

        Our U.S. subsidiary maintains a self-funded medical plan with stop loss insurance coverage to limit our exposure under the plan. We maintain an accrual for unpaid claims that is estimated based on the weighted average of recent claims.

RESULTS OF OPERATIONS

        The following table sets forth the items in our consolidated income statements as a percentage of revenues for the periods presented.

	Years ended December 31,
	2004	2003	2002
Consolidated statements of operations data:
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	52.6	54.8	56.9

Gross profit	47.4	45.2	43.1

Selling, general and administrative expenses:
Selling and marketing expenses	9.6	10.6	7.4
General and administrative expenses	17.0	22.5	26.7
Stock compensation expense	0.6	1.3	1.9

Total selling, general and administrative expenses	27.2	34.4	36.0
Depreciation and amortization	3.1	3.1	3.3

Income from operations	17.0	7.7	3.8
Other income (expense):
Interest expense	—	(0.2)	(0.5)
Interest income	0.4	—	—
Foreign exchange gain (loss)	(0.1)	(0.1)	0.1
Equity in earnings of affiliate	1.4	1.9	2.7

	1.7	1.6	2.3

Income before income taxes and cumulative effect of accounting change	18.7	9.3	6.1
Income tax expense (benefit)	3.7	(1.4)	0.3

Income before cumulative effect of accounting change	15.0	10.7	5.8
Cumulative effect of accounting change	—	—	(2.4)

Net income	15.0%	10.7%	3.4%

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenues

        Our revenues increased by $75.4 million, or 70.3%, from $107.2 million in 2003 to $182.6 million in 2004. Of the $75.4 million increase, $49.4 million resulted from increased sales to related parties, while third party sales increased by $26.0 million during 2004. Revenues increased in 2004 over the prior year due to a $73.5 million increase in service revenues and a $1.9 million increase in product revenues. Of the $73.5 million increase in service revenues, $75.4 million resulted from increased billable hours as a result of hiring additional technical professionals and $922,000 resulted from increased utilization in 2004 over the prior year; however, these increases were offset in part by $2.8 million due to a decline in our average bill rates in 2004 as compared to the prior year. Our actual bill rates are impacted by the type, size and duration of our engagements. For instance, we typically charge higher rates on complex development projects and lower rates on maintenance projects.

Cost of Revenues

        Our cost of revenues increased by $37.4 million, or 63.7%, from $58.7 million in 2003 to $96.1 million in 2004. Of the $37.4 million increase, $35.4 million resulted from increased services sold during the current year and $2.0 million resulted from increased product sales. The increased service cost was primarily due to an increase in the number of technical professionals, which increased from 2,001 as of December 31, 2003 to 3,243 as of December 31, 2004, resulting in a $33.8 million increase in cost of revenues. Salary and benefit increases in 2004 over the prior year contributed an additional $985,000. Also, an increase in the average exchange rate of the Indian rupee resulted in an additional $631,000 to cost of revenues in 2004 compared to 2003.

Gross Profit

        Our gross profit increased by $38.0 million, or 78.4%, from $48.5 million in 2003 to $86.5 million in 2004. As a percentage of revenue, our gross margin increased from 45.2% in 2003 to 47.4% in 2004. Gross margins increased primarily due to an increase in the amount of our services delivered from our offshore delivery centers in India, which yield higher gross margins, and cause increased utilization of our technical staff.

Selling, General and Administrative Expenses

        Sales and marketing expenses increased by $6.1 million, or 53.5%, from $11.4 million in 2003 to $17.5 million in 2004. This increase is the result of our significant investment in our business development operation since 2003, which is designed to facilitate future growth and add new clients. As part of this investment, we hired additional sales and marketing staff, which added approximately $5.3 million in salary and benefit costs in 2004 over the prior year. As a percentage of revenue, sales and marketing expenses decreased from 10.6% in 2003 to 9.6% in 2004.

        General and administrative expenses increased by $6.9 million, or 28.6%, from $24.1 million in 2003 to $31.0 million in 2004. The increase is attributable to a $2.2 million increase in rent and facility costs, a $2.0 million increase in recruiting, utilities and other general administrative costs, a $1.4 million increase in salary, benefit and employee related expenses, a $560,000 increase in professional services and a $700,000 increase in bad debt expense. We are expanding our capacity in India to meet future demand for our service offerings. During 2004, our facility expansions in Hyderabad and Pune, India resulted in increases to our rental, general office and utility costs over the prior year. Our professional service fees increased in 2004 compared to 2003, primarily due to an increased use of outside experts on legal, accounting and tax related matters relating to our initial public offering. Our bad debt expense increased in 2004 as a result of a slow down in the payment cycle for one of our largest clients. As a percentage of revenue, general and administrative expenses decreased from 22.5% in 2003 to 17.0% in 2004. General and administrative expenses have decreased as a percentage of revenue as our basic support infrastructure, including finance, human resources and IT support functions, enabled us to increase our volume of activity with limited increases in expenditures.

Depreciation and Amortization

        Depreciation and amortization increased by $2.4 million, or 72.7%, from $3.3 million in 2003 to $5.7 million in 2004. The increase was primarily attributable to additions to computer equipment and software, leasehold improvements and furniture and fixtures at our Hyderabad and Pune facilities, which accounted for $2.2 million of the increase.

Income from Operations

        Income from operations increased by $22.8 million, or 274.7%, from $8.3 million in 2003 to $31.1 million in 2004. As a percentage of revenue, income from operations increased from 7.7% in 2003 to 17.0% in 2004. This was the result of an improvement in gross margin and a reduction in selling, general and administrative expenses and depreciation and amortization as a percentage of revenue.

Other Income and Expense

        Interest income increased $620,000, from $39,000 in 2003 to $659,000 in 2004, due to the purchase of marketable security investments in July 2004 with the proceeds received from the initial public offering of shares of our common stock. Interest expense decreased by $270,000, or 94.1%, in 2004 compared to 2003, as a result of the repayment of our outstanding long term debt in 2003. Equity in earnings of affiliate increased $471,000, from $2.0 million in 2003 to $2.5 million in 2004, due to improved operating performance of SSS Holdings Limited in 2004. Foreign currency exchange loss increased by $120,000, from a loss of $120,000 in 2003 to $240,000 in 2004, as a result of exchange rate fluctuations in the currencies of the countries in which we operate.

Provision for Income Taxes

        We recorded an income tax provision of $6.7 million in 2004, which represented an effective tax rate of 19.6%. In 2003, we recorded an income tax benefit of $1.5 million, which was attributable to the deferred tax benefit that we recognized when we used the remaining net operating loss carry forwards in the United States in the third quarter of 2003.

        State income taxes were paid in 2003 to states with minimum tax amounts not offset by net operating loss carry forwards in those states.

Net Income

        Net income increased by $15.9 million, or 139.5%, from $11.4 million in 2003 to $27.3 million in 2004. As a percentage of revenue, net income increased from 10.7% in 2003 to 15.0% in 2004.

Year ended December 31, 2003 compared to Year ended December 31, 2002

Revenues

        Our revenues increased by $24.6 million, or 29.8%, from $82.6 million in 2002 to $107.2 million in 2003. The increase was primarily attributable to an increase in billable hours, which resulted in an increase in revenue of $26.4 million, offset by a decrease in average billing rates of approximately 2.1%, which resulted in a decrease in revenue of $2.3 million. The increase in billable hours was primarily due to the addition of technical professionals, particularly at our delivery centers in India, to meet increased demand, principally from existing clients. Increased utilization of existing technical professionals also contributed to the increase in billable hours. Of the $26.4 million increase in revenue attributable to the increase in billable hours, $4.1 million was due to an increase in utilization and $22.3 million was due to an increase in technical staff. The decrease in average billing rates was due to pricing pressure.

Cost of Revenues

        Our cost of revenues increased by $11.7 million, or 24.9%, from $47.0 million in 2002 to $58.7 million in 2003. The increase was due primarily to costs resulting from an increase in the number of technical professionals from 1,253 as of December 31, 2002 to 2,001 as of December 31, 2003, adding approximately $8.2 million in costs in 2003. Most of this increase occurred at our delivery centers in India, where 81.7% of our technical staff was located as of December 31, 2003 as compared to 72.9% as of December 31, 2002. In addition, salary level increases added approximately $2.9 million to cost of revenues in 2003 as a result of strong demand for technical professionals in India.

        Approximately 23.6% of our cost of revenues in 2003 was incurred in India. A decrease in the value of the U.S. dollar against the Indian rupee in 2003 increased our cost of revenues by approximately $372,000, or approximately 0.3% of our revenues. We have not historically used hedging tools to mitigate this currency exposure.

Gross Profit

        Our gross profit increased by $12.9 million, or 36.2%, from $35.6 million in 2002 to $48.5 million in 2003. Our gross margin increased to 45.2% from 43.1%. Gross margin on our services performed in India is significantly higher than the gross margin on our services performed elsewhere. Most of the additional revenue realized in 2003 as compared to 2002 was attributable to increased services performed at our delivery centers in India, thereby increasing the average gross margin. In addition, improved utilization of our technical staff contributed to increased gross margin.

Selling, General and Administrative Expenses

        Sales and marketing expenses increased by $5.3 million, or 86.9%, from $6.1 million in 2002 to $11.4 million in 2003. As a percentage of revenue, sales and marketing expenses increased from 7.4% in 2002 to 10.6% in 2003. We made a significant investment in our business development operation in 2003 in order to facilitate future growth and add new clients. The largest contributors to the increase over 2002 were $2.4 million in additions to the sales and marketing staff based in the United States, $1.4 million in costs of staffing and other costs associated with establishing business development support for our new application management outsourcing services and approximately $1.0 million in additional travel related expenses.

        General and administrative expenses increased by $2.0 million, or 9.0%, from $22.1 million in 2002 to $24.1 million in 2003. Salary increases constituted $700,000 of the increase in 2003. Approximately $200,000 of the increase was due to the decrease in the value of the U.S. dollar against the Indian rupee. The remainder of the increase was the result of cost escalation in many areas, such as rent, utilities and insurance premiums. We had the support infrastructure in place prior to 2003 that enabled us to realize growth in 2003 without incurring significant additional expenditures. As a result, general and administrative expenses decreased as a percentage of revenue from 26.7% in 2002 to 22.5% in 2003.

Depreciation and Amortization

        Depreciation and amortization increased by $600,000, or 22.2%, from $2.7 million in 2002 to $3.3 million in 2003. The increase was attributable primarily to additional hardware and software associated with the increase in technical personnel and improvements to additional leased facilities in India.

Income from Operations

        Income from operations increased by $5.2 million, or 167.7%, from $3.1 million in 2002 to $8.3 million in 2003. As a percentage of revenue, income from operations increased from 3.8% in 2002 to 7.7% in 2003. This was the result of an improvement in gross margin and a reduction in selling and marketing expenses and depreciation and amortization as a percentage of revenue.

Other Income and Expense

        Interest expense decreased by $137,000, or 32.3%, from $424,000 in 2002 to $287,000 in 2003. The decrease was attributable to the repayment of bank loans and the continued repayment of long-term debt. Our remaining long-term debt was repaid in October 2003. Equity in earnings of affiliate decreased $200,000, from $2.2 million in 2002 to $2.0 million in 2003, due to a decline in operating performance of SSS Holdings Limited in the current year. In 2003, we recorded a foreign currency exchange loss of $120,000, while in 2002 we recorded a foreign currency exchange gain of $69,000, as a result of exchange rate fluctuations in the currencies of the countries in which we operate.

Provision for Income Taxes

        We recorded an income tax provision of $226,000 in 2002, which represented an effective tax rate of 4.5%. In 2003, we recorded an income tax benefit of $1.5 million, which was attributable to the deferred tax benefit that we recognized when we used the remaining net operating loss carry forwards in the United States in the third quarter of 2003.

        The Government of India imposed a one time tax on 10.0% of the profits generated by export-oriented IT services firms in India during the Indian tax year of April 1, 2002 through March 31, 2003. As a result, our earnings in India for the three-month period ended March 31, 2003 and the nine-month period ended December 31, 2002 were subject to this tax. Income taxes paid in India in 2003 totaled $26,000 as compared to $105,000 in 2002.

Income Before Cumulative Effect of Accounting Change

        Income before cumulative effect of accounting change increased by $6.6 million, or 137.5%, from $4.8 million in 2002 to $11.4 million in 2003. As a percentage of revenue, income before cumulative effect of accounting change increased from 5.8% in 2002 to 10.6% in 2003.

Cumulative Effect of Accounting Change

        In 2002, we recorded a non-cash charge of $2.0 million to reduce the carrying value of goodwill related to our 1999 acquisition of Megatec Pty Limited in Australia. This non-cash charge was recorded as a cumulative effect of an accounting change.

Net Income

        Net income increased by $8.6 million, or 307.1%, from $2.8 million in 2002 to $11.4 million in 2003. As a percentage of revenue, net income increased from 3.4% in 2002 to 10.7% in 2003.

Liquidity and Capital Resources

        As of December 31, 2004, we had $91.7 million in cash and investments compared to $17.4 million as of December 31, 2003. Of the $91.7 million, we had $29.1 million in non-restricted cash, $2.5 million in restricted cash, $35.7 million in short-term investments and $24.4 million in long-term investments. Of the $29.1 million non-restricted cash balance as of December 31, 2004, $22.2 million was held in accounts in the United States, $2.6 million was held in accounts in India, and $2.3 million was held in Europe with the balance of $2.0 million held in Asia Pacific. As of December 31, 2004, we had restricted cash in the form of certificates of deposit for $2.5 million which secure letters of credit issued by our U.S. lender in lieu of security deposits for the leases of our offices in Rosemont, Illinois and New York, New York. Of the $17.4 million cash balance as of December 31, 2003, $13.4 million was held in accounts in the United States, $2.0 million was held in accounts in India and $2.0 million was held in accounts in our other regions. The funds held at locations outside of the United States are for future operating expenses, and we have no intention of repatriating those funds. We are not, however, restricted from repatriating those funds back to the United States, if necessary. While we expect that cash generated by our Indian subsidiary will be reinvested in India to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments would be subject to a withholding tax of 12.8%.

        Operating activities resulted in a source of funds of $26.6 million during 2004 as compared to $14.8 million during 2003. Net cash provided by operations in 2004 was attributable to $35.8 million in net income net of non-cash adjustments, a $14.3 million increase in other liabilities, and a $1.6 million increase in accounts payable offset by a $13.9 million increase in accounts receivable and a $11.2 million increase in other assets. Other liabilities increased in 2004 as a result of receiving an $8.0 million customer advance from one of our clients, a related party, in September 2004 in addition to increases to our salary and benefit related accruals as a result of increased staffing levels in 2004 over 2003 levels. Accounts payable increased by $1.6 million primarily due to the deferral in payment of certain 2004 invoices to January 2005 relating to subcontracting, legal and accounting services. Accounts receivable increased by $13.9 million primarily due to increased revenues in 2004, and a larger prepayment of services by certain clients in December of 2003. Other assets increased by $11.2 million in 2004 due to additional deposits of $1.5 million made in 2004 relating to the occupancy of additional facilities in Hyderabad and Pune, India and the construction of our new office in Rosemont, Illinois, together with a $7.8 million increase in our U.S. federal tax receivable as a result of an overpayment made in 2004.

        Net cash provided by operating activities in 2003 was due primarily to $11.9 million in net income, net of non-cash adjustments, a net change in working capital of $2.9 million and a tax benefit of $300,000 related to our stock option plan. The non-cash items consisted primarily of depreciation and amortization, deferred income taxes, non-cash stock compensation expense and equity in earnings of affiliate. Earnings from our affiliate, SSS, are reflected in non-cash items as a use of cash in the operating activities section of the statement of cash flows. Dividends received from SSS are reflected as an investing activity.

        Net cash used in investing activities was $76.5 million in 2004 and $5.2 million in 2003. We purchased $60.2 million of marketable security investments with short and long-term durations with the proceeds received from the initial public offering of shares of our common stock in July 2004. We used $2.5 million to secure a letter of credit issued by our bank in lieu of a security deposit for additional office space in Rosemont, Illinois and New York, New York to support future growth. We used $15.3 million of cash in 2004 and $6.0 million of cash in 2003 to purchase property and equipment primarily for the Hyderabad and Pune, India facilities. These cash expenditures were partially offset by $1.4 million in dividends received from SSS during 2004 and $763,000 during the prior year.

        Financing activities generated cash of $61.4 million in 2004 as a result of receiving net proceeds of $60.4 million from the initial public offering of shares of our common stock in July 2004, $794,000 as a result of stock option exercises and $294,000 as a result of warrant exercises. We used $2.3 million for financing activities during 2003 to repay $406,000 outstanding under our credit facility, $1.7 million of our long term debt and $653,000 of related party debt, offset by $559,000 cash received as a result of stock option exercises. Related-party debt represented funds borrowed from our early stage investors and founders.

        The effect of exchange rates on cash was an increase of $172,000 in 2004 and $20,000 in 2003.

        We have a $7.5 million revolving line of credit with Silicon Valley Bank, all of which was available on December 31, 2004. Our credit facility is secured by the grant of a security interest in all of our assets in favor of the bank and contains covenants and limitations, including limitations on our ability to dispose of assets, incur indebtedness, create liens, make certain investments, pay dividends and merge or consolidate. Our credit facility also contains certain financial statement reporting obligations and requires us to maintain certain financial covenants, including a quick ratio of at least 1.25 to 1 and an EBITDA ratio not to exceed 2 to 1. Under our credit facility, our quick ratio is the ratio of our current assets to our current liabilities minus deferred revenue and any current portion of subordinated debt. Our EBITDA ratio is the ratio of all amounts we owe to Silicon Valley Bank under our credit facility to EBITDA. Advances made under our credit facility accrue interest at a per annum rate equal to the prime rate. Our credit facility expires on April 29, 2005 and we are currently evaluating refinancing alternatives.

        We are currently in compliance with the covenants contained in our credit facility and believe that our credit facility provides sufficient flexibility so that we will remain in compliance with its terms. However, a breach of any of the covenants or our inability to comply with any requirements in the future could result in a default. A default under our credit facility, if not cured or waived, could result in the immediate acceleration of all obligations due and payable or restrict our ability to obtain additional credit. If we are unable to borrow under our credit facility, we may be required to divert money that we could otherwise use to expand our business or to develop an alternative source of liquidity, which may include raising additional funds through public or private financing, strategic relationships or other arrangements. There is no assurance that any of these alternatives could, if necessary, be effected on commercially reasonable terms, or at all.

        Our Indian subsidiary, KSIL, has a credit facility with Citibank India which provides for a line of credit of approximately $2.0 million maturing in December 2006. This credit facility provides for bank guarantees and letters of credit in foreign currency. As of December 31, 2004, KSIL had a bank guarantee of $959,000 outstanding.

        We expect to continue our facilities expansion program in India and expect our capital spending for the full year 2005 to be approximately $28 million, relating primarily to the construction of our new delivery center in Hyderabad, India and the expansion of our delivery center in Pune, India. We have spent approximately $8 million in 2004 relating to our facility expansion program.

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

        In August 2004, we entered into an agreement to acquire the real estate for our new delivery center in Hyderabad, India from an Indian government entity. At that time, we were not required to make payment for the real estate. Under the terms of the agreement, we must invest approximately $11 million in our Hyderabad delivery center and employ at least 3,000 persons at the center in order to acquire title to the real estate. We are only required to make payment to the seller to the extent we employ fewer than 3,000 persons by August 2011. The amount we will be required to pay, if any, will be up to $959,000 based on the number of employees at August 2011, if less than 3,000. For example, if we only employ 2,000 persons at the new delivery center in August 2011, we will be required to pay the seller $319,667. In November 2004, we provided a bank guarantee of $959,000 toward the purchase price for the real estate. The bank guarantee will be revised in 2006, and each year thereafter, based upon the number of employees actually employed at the new delivery center in proportion to our commitment to hire at least 3,000 employees at the new delivery center.

        In February 2004, we established a regional off-site development center in the United States, using approximately 80 former employees of one of our clients as the initial staff. In connection with this initiative, we entered into a service agreement with the client. The service agreement expired in February 2005. If we are unable to redeploy the staff of the development center on new or existing projects our financial results could suffer from either the employee termination costs resulting from a reduction in our workforce or the costs of carrying staff at the development center until full utilization is achieved again, or both. At the current time, we estimate that our net income will be negatively impacted by approximately $1 million, primarily in the second quarter of 2005, in connection with the redeployment of the workforce at the development center.

        Based upon our current level of operations together with our current investment balances, we expect that our cash flow will be adequate to meet our anticipated needs for at least the next two years. Although we currently have no specific plans to do so, to the extent we decide to pursue one or more significant strategic acquisitions, we may incur additional debt or sell additional equity to finance those acquisitions.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts (other than those described below in "Qualitative and Quantitative Disclosures about Market Risk") or any synthetic leases.

Contractual Obligations

        We have no long-term debt, and, as of December 31, 2004, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases(1)	13,039	3,126	3,742	951	5,220
Purchase obligations(2)	1,558	1,558	—	—	—

(1)
Our obligations under our operating leases consist of payments related to our real estate leases.

(2)
Our purchase obligations consist of payments related to our facility expansion in Pune India.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123(R) "Share-Based Payment" which replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R by July 1, 2005. Under SFAS 123R, we must determine the appropriate fair market value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retroactive alternative options. Under the modified retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented; however, expense amounts for grants prior to adoption are based on SFAS 123 not SFAS 123R The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated statements of income and earnings per share. We have not yet determined the method of adoption and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

        In October 2004, FASB issued Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). FSP 109-2 provides guidance under FASB Statement No. 109, "Accounting for Income Taxes", with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. Based upon our preliminary evaluation of the effects of the repatriation provision, we do not expect to apply this provision.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us in the three months ended September 30, 2005. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated statements of income and financial condition but do not expect it to have a material impact.

Forward-Looking Statements and Risk Factors

        This annual report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often are proceeded by words such as "believes," "expects," "may," "anticipates," "plans," "intends," "assumes," "will" or similar expressions. Forward-looking statements reflect management's current expectations, as of the date of this report, and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Some of the factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements described in Exhibit 99.1 hereto.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

        We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. We have historically entered into, and we may enter into in the future, forward foreign currency exchange contracts to hedge certain commitments in Australian dollars. The purpose of this foreign currency hedging activity is to protect us from the risk that the eventual cash flows from sales of third-party software licenses and maintenance contracts to Australian customers will be adversely affected by changes in the exchange rate. Our most significant foreign currency exchange rate exposure relates to fluctuations in the Indian rupee. A 5.0% decrease in the value of the U.S. dollar against the Indian rupee would result in a reduction in other income of approximately $2.9 million based on our current operations.

        In December 2004, we adopted a foreign currency exchange management policy. This policy authorizes us to hedge our exposure to the Indian rupee to offset the effects of changes in the exchange rate. At December 31, 2004, we did not hedge any foreign currency exposure to offset the effects of changes in exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Kanbay International, Inc.

        We have audited the accompanying consolidated balance sheets of Kanbay International, Inc. (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15 (b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements and the schedule referred to above present fairly, in all material respects, the financial position of Kanbay International, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As described in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangibles to conform with Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."

/s/ Ernst & Young LLP
Chicago, Illinois February 2, 2005 except for Note 15, as to which the date is March 3, 2005

Kanbay International, Inc.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$29,126	$17,419
Restricted cash	2,478	—
Short term investments, held to maturity at amortized cost	35,730	—
Accounts receivable—related parties	10,007	2,820
Accounts receivable—third parties	14,657	7,649
Employee and other receivables	1,599	590
Deferred income taxes	1,084	844
Prepaid expenses and other	14,416	4,147

Total current assets	109,097	33,469
Property and equipment:
Land and building	6,291	3,486
Computer equipment	17,538	10,675
Computer software	5,407	3,365
Furniture and fixtures	5,691	3,687
Leasehold improvements	3,105	1,754

	38,032	22,967
Less accumulated depreciation	17,141	11,652

	20,891	11,315
Investment in affiliate	25,094	22,185
Long term investments, held to maturity at amortized cost	24,424	—
Deferred income taxes	660	1,350
Other assets	—	40

Total assets	$180,166	$68,359

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,973	$2,312
Amounts due to subcontractors	565	368
Deferred revenue	4,017	2,629
Customer deposit	4,106	—
Accrued liabilities	24,425	15,542

Total current liabilities	37,086	20,851

Total liabilities	37,086	20,851

Stockholders' equity:
Series A-1 Preferred Stock, par value $0.001 per share, 402,857 shares authorized, 35,000 shares issued and outstanding in 2003 (liquidation preference of $139 in 2003)	—	—
Series A-2 Preferred Stock, par value $0.001 per share, 3,298,333 shares authorized, issued and outstanding in 2003 (liquidation preference of $13,119 in 2003)	—	3
Preferred Stock, par value $0.001 per share, no shares authorized, in 2003; 5,000,000 shares authorized, no shares issued and outstanding, at December 31, 2004	—	—
Common Stock, par value $0.001 per share, 200,000,000 shares authorized, 32,989,935 and 20,725,776 shares issued and outstanding at December 31, 2004 and December 31, 2003 respectively	33	21
Additional paid-in capital	120,641	54,570
Retained earnings (accumulated deficit)	16,554	(10,800)
Cumulative foreign currency translation adjustments	5,852	3,714

Total stockholders' equity	143,080	47,508

Total liabilities and stockholders' equity	$180,166	$68,359

See accompanying notes to consolidated financial statements.

Kanbay International, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands except per share amounts)

	Year ended December 31,
	2004	2003	2002
Net revenues—related parties	$120,377	$70,942	$50,253
Net revenues—third parties	62,229	36,211	32,336

Total revenues	182,606	107,153	82,589
Cost of revenues	96,139	58,675	46,977

Gross profit	86,467	48,478	35,612
Sales and marketing expenses	17,501	11,420	6,129
General and administrative expenses	30,958	24,072	22,056
Stock compensation expense	1,179	1,354	1,571

Total selling, general and administrative expenses	49,638	36,846	29,756
Depreciation and amortization	5,712	3,308	2,682
Loss on sale of fixed assets	32	36	38

Income from operations	31,085	8,288	3,136
Other income (expense):
Interest expense	(17)	(287)	(424)
Interest income	659	39	17
Foreign exchange gain (loss)	(240)	(120)	69
Equity in earnings of affiliate	2,517	2,046	2,241
Other, net	29	21	6

	2,948	1,699	1,909

Income before income taxes and cumulative effect of accounting change	34,033	9,987	5,045
Income tax expense (benefit)	6,679	(1,452)	226

Income before cumulative effect of accounting change	27,354	11,439	4,819
Cumulative effect of accounting change	—	—	(2,043)

Net income	27,354	11,439	2,776
Dividends on preferred stock	(277)	(608)	(608)
Increase in carrying value of stock subject to repurchase	—	3,063	4,077

Income available to common stockholders	$27,077	$13,894	$6,245

Income per share of common stock
Basic	$1.02	$0.68	$0.30
Diluted	$0.83	$0.50	$0.23
The composition of stock compensation expense is as follows:
Cost of revenues	$488	$573	$772
Sales and marketing expenses	201	256	260
General and administrative expenses	490	525	539

	$1,179	$1,354	$1,571

See accompanying notes to consolidated financial statements.

Kanbay International, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(dollars in thousands)

							Cumulative foreign currency translation adjustments
	Preferred stock		Common stock
					Additional paid-in capital	Accumulated deficit		Stockholders' equity
	Shares	Amount	Stock	Amount
Balance at December 31, 2001	2,533,333	$3	18,994,561	$10	$52,222	$(37,612)	$(30)	$14,593
Expiration of repurchase rights on stock subject to repurchase	372,671	—	694,174	1	—	—	—	1
Change in fair value of stock subject to repurchase	—	—	—	—	—	4,077	—	4,077
Stock compensation expense	—	—	—	—	1,571	—	—	1,571
Change in ownership of investment in affiliate and other	—	—	—	—	92	—	—	92
Effect of stock dividend	—	—	(11)	9	(9)	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	2,776	—	2,776
Foreign currency translation adjustments	—	—	—	—	—	—	1,699	1,699

Total comprehensive income	—	—	—	—	—	—	—	4,475

Balance at December 31, 2002	2,906,004	3	19,688,724	20	53,876	(30,759)	1,669	24,809
Repurchase and retirement of stock subject to repurchase	—	—	—	—	(1,118)	—	—	(1,118)
Expiration of repurchase rights on stock subject to repurchase	427,329	—	596,990	1	(1)	8,520	—	8,520
Stock compensation expense	—	—	—	—	1,354	—	—	1,354
Change in ownership of investment in affiliate and other	—	—	—	—	(90)	—	—	(90)
Exercise of stock options	—	—	440,062	—	559	—	—	559
Impact of tax deduction less than stock compensation expense, net	—	—	—	—	(10)	—	—	(10)
Comprehensive income:
Net income	—	—	—	—	—	11,439	—	11,439
Foreign exchange currency adjustments	—	—	—	—	—	—	2,045	2,045

Total comprehensive income	—	—	—	—	—	—	—	13,484

Balance at December 31, 2003	3,333,333	3	20,725,776	21	54,570	(10,800)	3,714	47,508
Change in ownership of investment in affiliate and other	—	—	—	—	(91)	—	—	(91)
Stock compensation expense	—	—	—	—	1,179	—	—	1,179
Exercise of stock options	—	—	589,102	1	793	—	—	794
Tax benefit related to stock option plan	—	—	—	—	3,548	—	—	3,548
Exercise of warrants.	33,605	—	40,963	—	294	—	—	294
Recapitalization	(3,366,938)	(3)	6,271,594	6	(3)	—	—	—
IPO proceeds, net of costs	—	—	5,362,500	5	60,351	—	—	60,356
Comprehensive income:
Net income	—	—	—	—	—	27,354	—	27,354
Foreign exchange currency adjustments	—	—	—	—	—	—	2,138	2,138

Total comprehensive income	—	—	—	—	—	—	—	29,492

Balance at December 31, 2004	—	$—	32,989,935	$33	$120,641	$16,554	$5,852	$143,080

See accompanying notes to consolidated financial statements.

Kanbay International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES
Net income	$27,354	$11,439	$2,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,712	3,308	2,771
Cumulative effect of accounting change	—	—	2,043
Loss on sale of fixed assets	32	39	39
Stock compensation expense	1,179	1,354	1,571
Equity in earnings of affiliate	(2,517)	(2,046)	(2,241)
Deferred income taxes	450	(2,194)	—
Tax benefit due to (deduction less than) stock compensation expense, net	3,548	(10)	—
Changes in operating assets and liabilities:
Accounts receivable	(13,924)	652	(1,886)
Other current assets	(11,146)	(1,289)	(411)
Accounts payable	1,622	(529)	(5)
Other current liabilities	14,309	4,041	3,100

Net cash provided by operating activities	26,619	14,765	7,757
INVESTING ACTIVITIES
Additions to property and equipment	(15,329)	(5,997)	(2,773)
Proceeds from sale of fixed assets	27	14	32
Purchases of short and long term investments	(60,154)	—	—
Increase in restricted cash	(2,478)	—	—
Dividends received from affiliate	1,406	763	1,215

Net cash used in investing activities	(76,528)	(5,220)	(1,526)
FINANCING ACTIVITIES
Payments on line of credit, net	—	(406)	(415)
Payments on long-term debt	—	(1,773)	(919)
Payments on amounts due related parties	—	(653)	(78)
Proceeds from IPO, net of costs	60,356	—	—
Proceeds from exercise of stock options	794	559	—
Proceeds from exercise of warrants	294	—	—

Net cash provided by (used in) financing activities	61,444	(2,273)	(1,412)
Effect of exchange rates on cash	172	20	(32)

Increase in cash and cash equivalents	11,707	7,292	4,787
Cash and cash equivalents at beginning of period	17,419	10,127	5.340

Cash and cash equivalents at end of period	$29,126	$17,419	$10,127

NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued liability for repurchase of common stock	$—	$1,118	$—
Acquisition of software and maintenance in exchange for deferred payment arrangement	$—	$—	$825
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$17	$292	$424

See accompanying notes to consolidated financial statements.

Kanbay International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(dollars in thousands, except share and per share amounts)

1.     Description of Business

        Kanbay International, Inc. ("the Company") is a global provider of information technology services and solutions dedicated to the financial services industry. The Company combines technical expertise with in-depth industry knowledge to offer a comprehensive suite of services, including business process and technology advice, software package selection and integration, application development, maintenance and support, network and system security and specialized services, through its global delivery model. The Company provides services primarily to credit service companies, banking institutions, capital market firms and insurance companies in North America, Asia-Pacific and Europe.

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries, after elimination of significant intercompany accounts and transactions.

        The Company accounts for its interest (48.98% at December 31, 2004 and 49.06% at December 31, 2003) in SSS Holdings Corporation Limited ("SSS"), a company based in the United Kingdom, under the equity method of accounting. Under the equity method of accounting, the Company's share of income or loss of SSS is recorded as "equity in earnings of affiliate" in the consolidated statements of operations. The Company accounts for any gains or losses arising from the issuance by SSS of its own stock, principally related to the exercise of stock options, as a direct charge or credit to additional paid-in-capital.

Stock Split

        On June 15, 2004, the Company effectuated a 1.8627 for 1 stock split of the Company's Common Stock in the form of a stock dividend to stockholders (see Note 10). All references in the accompanying financial statements and notes to Common Stock, including number of shares authorized and outstanding, price per share, per share amounts, and stock option data, have been restated to reflect the split.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

        The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company has certificates of deposit for $2,478 that secure letters of credit issued by our bank in lieu of security deposits on two office leases which are classified as restricted cash.

Investments

        At December 31, 2004 the Company has investments in current and non-current maturities of corporate and government bonds, commercial paper and mortgage backed securities totaling $60,154. Maturities greater than one year are classified as non-current and all non-current investments mature within two years. It is management's intent and we have the ability to hold the securities to maturity. Securities held to maturity are stated at amortized cost, which approximates the market value of those securities.

Accounts Receivable

        The collectibility of the Company's accounts receivable is based upon a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, reserves for bad debts are based on historical collection experience.

        The allowance for doubtful accounts at December 31, 2004 and 2003 totaled $1,143 and $659, respectively. Unbilled accounts receivable was $8,798 and $2,015 at December 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2004 and 2003, due to the short maturities of these instruments. The aggregate fair value of current and non-current investments at December 31, 2004 is $60,032, which reflects unrealized losses of $122.

Property and Equipment

        Property and equipment, including software acquired for internal use and assets under capital leases, are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Buildings	28 years
Computer equipment	3 years
Computer software	3 years
Furniture and fixtures	7 years
Leasehold improvements	2 - 7 years

Impairment of Long-Lived Assets

        Long lived assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment.

Income Taxes

        The Company recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are reduced by a valuation allowance if, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

Foreign Currency Translation

        The financial statements of Kanbay Software (India) Private Limited ("KSIL"), which has the U.S. dollar as its functional currency, are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Adjustments from remeasurement are included in operations.

        All of the Company's other international subsidiaries use the local currency as their functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date, and revenues and expenses are translated at weighted average exchange rates. The adjustments resulting from translation are included as a component of stockholders' equity.

Revenue Recognition

        The Company provides business process and technology services, software package selection and integration services, application development, maintenance and support services, network and system security services, and specialized services. The Company does not track, market or sell its services based on these categories. The Company's engagements often involve aspects of more than one service. However, each engagement consists of a single deliverable. Each of these services are described below followed by a description of the Company's methods of recognizing revenues from these services.

        Business Process and Technology Services—The Company assists its clients by first understanding their business objectives and then informing clients of the options available and recommending the solution that is most appropriate to accomplish their objectives. These services are provided either on a time-and-materials or a fixed-price basis as described below.

        Software Package Selection and Integration Services—The Company assists clients in the selection and/or integration of large software packages developed by third party vendors. The Company does not sell licenses for these third party software vendors nor does the Company receive any form of compensation from the third party software vendors in delivering these services. All selection and integration services are provided either on a time-and-materials or a fixed-price basis as described below.

        Application Development, Maintenance and Support Services—The Company provides services associated with the custom development, maintenance and support of software for its clients. The Company does not develop software for resale. All development is specific to a client's needs and the client retains the intellectual property rights to the software. Maintenance and support may be provided on the software the Company has developed for the client or on software otherwise acquired by the client. Separate contractual agreements are entered into for maintenance provided on custom software developed by the Company for its clients, and these maintenance agreements are generally not entered into contemporaneously with software development agreements. These services are provided either on a time-and-materials or a fixed-price basis as described below.

        Network and Systems Security Services—The Company consults with its clients on internet security assessment and strategy, develops internet security solutions and reviews and monitors internet security on an ongoing basis. The Company also implements network and system security solutions such as identity authentication, encryption, firewalls, intrusion detection, anti-virus shields, virtual private network, content management, application traffic management and biometrics. In addition, the Company sells third party software products and sells maintenance contracts on that software. The consulting and implementation services are provided either on a time-and-materials or a fixed-price basis as described below. The third party software sold by the Company is installed by the client. Revenues from the sale of third party software licenses are recognized in the period in which the licenses are delivered. The revenues from third party software sales and third party maintenance agreement sales are recorded on a gross basis in accordance with Emerging Issues Task Force ("EITF") 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." The Company recognizes the revenue allocable to software licenses upon delivery of the software product to the end-user, unless the fee is not fixed or determinable, collectibility is not probable or a signed agreement is not in effect. The maintenance agreements sold require the Company to provide some first line support before issues are escalated to the software vendor for further support and are sold under separate agreements from the sale of third party software. When contemporaneous transactions occur, the Company allocates revenue to the software and the maintenance agreement based on vendor specific objective evidence. The Company is not responsible for providing upgrades or enhancements to the products. The maintenance agreements generally cover a period of twelve months from the date of sale. Revenues from maintenance agreements are amortized over the term of the agreement. The unrecognized portion of the revenue at the end of each accounting period is recorded as deferred revenue.

        Specialized Services—These services include business intelligence, application management outsourcing, and application testing and validation. In the performance of these services, the Company may use certain software tools. These tools are not sold to the client, but rather are used internally to facilitate the work. These services are provided either on a time-and-materials or a fixed-price basis as described below. Application management outsourcing is a new service offering for the Company and may result in more complex types of contractual arrangements than the Company has historically undertaken. It is possible that some of the engagements may involve multiple deliverables, in which case the Company will record revenues in accordance with EITF 00-21 "Revenue Arrangements with Multiple Deliverables."

        As referenced above, the Company's services are provided on either a time-and-materials or a fixed-price basis. Revenues related to time-and-materials contracts are recognized as the service is performed.

        Revenues related to fixed-price contracts, which primarily relate to application development and enhancement projects, are recognized as the service is performed using the proportionate performance method of accounting, under which the sales value of performance, including estimated earnings thereon, is recognized on the basis of the percentage that each contract's cost to date bears to the total estimated cost. In general, fixed-price contracts are cancelable subject to a specified notice period. All services provided through the date of cancellation are due and payable under the contract terms. The Company invoices fixed-price contracts based upon the terms of the contract or upon achievement of milestones during the project. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled or deferred revenue. The Company does not incur significant up-front costs associated with fixed-price contracts and all costs related to the services provided are expensed as incurred. Estimates are subject to adjustment as a project progresses to reflect changes in expected completion costs or dates. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately. Warranty provisions exist under some contracts, which generally exist for a period ranging from 30 to 90 days past contract completion. If warranty provisions exist, they are included in the total estimated cost when calculating proportionate performance, however, a reserve is not maintained as the amounts of such potential warranty obligations are not material. Failure to accurately estimate the resources and time required for a fixed-price project, or failure to complete contractual obligations within the time frame committed, could have a material adverse effect on the Company's results of operations and financial condition. In addition, certain contracts require the Company to provide a fixed number of hours of service per year, but do not contain defined deliverables. Revenues from these contracts are also recognized on the same proportionate performance basis.

        Revenues related to services performed without a signed agreement or work order are not recognized until there is evidence of an agreement, such as when agreements or work orders are signed, or if collection is uncertain, when payment is received; however, the cost related to the performance of these services is recognized in the period the services are rendered. Services provided without a signed agreement or work order have been time and material engagements with existing clients under a master services agreement. Billings to these clients are based on established terms with the clients and processes are in place to ensure that the client has ordered and accepted the services provided before revenue is recognized.

        For all services, revenue is recognized when, and if, evidence of an arrangement is obtained and the other criteria to support revenue recognition are met, including the price is fixed and determinable, services have been rendered and collectibility is reasonably assured.

        Reimbursements received for out of pocket expenses incurred are included in revenues and cost of revenues and totaled $905, $524 and $969 during 2004, 2003 and 2002, respectively.

Advertising Costs

        Advertising costs are charged to operations as incurred and totaled $317, $188 and $108 during 2004, 2003 and 2002, respectively.

Derivatives

        The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through operations. If the Company elects to account for a derivative as a hedge, depending on the nature of the hedge, changes in the fair value of such derivatives are either offset against the change in the fair value of the respective assets or liabilities through operations, or recognized in other comprehensive income until the hedged item is recognized in operations.

Stock Options

        The Company has one stock-based employee compensation plan (see Note 11). SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to apply Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. For options granted where the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. For options granted where the number of shares is fixed and the exercise price is less than the market price of the underlying stock on the date of grant, the Company has recognized stock compensation expense for the difference between the market price and the exercise price over the vesting period using the straight line method.

        Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the Company's pro forma earnings and earnings per share would have been as follows:

	Year ended December 31
	2004	2003	2002
Net income, as reported	$27,354	$11,439	$2,776
Compensation expense, as reported, net of tax	948	1,209	1,571
Compensation expense, under the fair value method, net of tax	(2,939)	(550)	(1,156)

Pro forma net income	$25,363	$12,098	$3,191

Pro forma net income available to common stockholders—basic	$25,086	$14,553	$6,660
Pro forma net income available to common stockholders—diluted	$25,363	$15,161	$7,268
	Year ended December 31
	2004	2003	2002
Income Per Share:
As reported:
Basic	$1.02	$0.68	$0.30
Diluted	0.83	0.50	0.23
Pro forma:
Basic	$0.94	$0.71	$0.33
Diluted	0.77	0.52	0.25

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31
	2004	2003	2002
Dividend yield	0%	0%	0%
Average expected option life	5 years	5 years	5 years
Risk-free interest rate	3.71%	4.96%	5.43%
Expected volatility	50%	70%	70%

        Based on these assumptions, the weighted-average fair value of the options granted was $6.22 in 2004, $1.47 in 2003 and $1.57 in 2002.

        Because of the use of highly subjective assumptions, the pro forma disclosures are not likely to be representative of the effects on reported net income or loss in future years.

Income per Share of Common Stock

        The following table sets forth the computation of basic and diluted income per share of common stock:

	Year ended December 31
	2004	2003	2002
Basic:
Net income, as reported	$27,354	$11,439	$2,776
Dividends on preferred stock	(277)	(608)	(608)
Decrease in carrying value of stock subject to repurchase	—	3,063	4,077

Income available to common stockholders	$27,077	$13,894	$6,245

Weighted-average number of shares of common stock outstanding	26,573,373	20,493,852	20,484,721

Basic income per share	$1.02	$0.68	$0.30

Diluted:
Net income	$27,354	$11,439	$2,776
Decrease in carrying value of stock subject to repurchase	—	3,063	4,077

	$27,354	$14,502	$6,853

Weighted-average number of shares of common stock outstanding	26,573,373	20,493,852	20,484,721
Effect of conversion of preferred stock	2,835,875	6,208,998	6,208,998
Effect of dilutive stock options and warrants	3,678,306	2,262,061	2,613,841

Denominator for diluted income per share calculation	33,087,554	28,964,911	29,307,560

Diluted income per share	$0.83	$0.50	$0.23

Securities that are not included in the computation of diluted per share as their impact is antidilutive:
Stock options and warrants	—	435,136	435,136

New Accounting Standards

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R, "Share-Based Payment" which replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair market value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retroactive alternative options. Under the modified retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented; however, expense amounts for grants prior to adoption are based on SFAS 123 not SFAS 123R. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated statements of income and earnings per share. We have not yet determined the method of adoption and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

        In October 2004, the FASB issued Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). FSP 109-2 provides guidance under FASB Statement No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. Based upon our preliminary evaluation of the effects of the repatriation provision, we do not expect to apply this provision.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us in the three months ended September 30, 2005. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated statement of income and financial condition but do not expect it to have a material impact.

2.     Cumulative Effect of Accounting Change

        Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill is deemed to be impaired if the net book value of a reporting unit exceeds its estimated fair value. Upon adoption of SFAS No. 142, the Company recorded a noncash charge of $2,043 to reduce the carrying value of goodwill of the reporting unit in Australia to zero. The Company estimated the fair value of the reporting unit in Australia by discounting estimated future cash flows. This reporting unit had operated at a loss and had generated negative cash flows from operations since its acquisition by the Company in October 1999. This charge is reported as a cumulative effect of accounting change in the consolidated statement of operations for the year ended December 31, 2002. The effect of this cumulative effect of accounting change is to decrease basic and dilutive earnings per share by $0.10 and $0.07 respectively for the year ended December 31, 2002.

3.     Prepaid Expenses and Other

        Prepaid expenses and other consist of the following:

	2004	2003
Income taxes receivable	$7,781	$—
Other prepaid expenses	6,635	4,147

	$14,416	$4,147

4.     Investment in Affiliate

        On November 30, 2000, the Company acquired a 49.44% interest in SSS for 2,086,697 shares of the Company's common stock valued at $15,941. The Company accounts for its investment in SSS under the equity method and has included its share of the net income of SSS since the date of acquisition, net of goodwill amortization in 2001, in operations. Prior to the adoption of SFAS No. 142 (see Note 2), the Company amortized the excess of its investment in SSS over its interest in the underlying net assets of SSS as of the date of acquisition of $14,296, on a straight-line basis over ten years.

        Changes in the carrying value of SSS consist of the following:

	2004	2003
Carrying value in SSS at beginning of year	$22,185	$18,858
Equity in earnings of SSS	2,517	2,046
Cash dividend received from SSS	(1,406)	(763)
Foreign currency translation adjustments	1,889	2,134
Change in ownership percentage and other	(91)	(90)

Carrying value in SSS at end of year	$25,094	$22,185

        In accordance with SFAS No. 142, the Company no longer amortizes the excess of its investment in SSS over its interest in SSS's underlying assets determined at the November 30, 2000, date of acquisition. The carrying value of the Company's equity investment in SSS will continue to be tested for impairment in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock."

        Condensed statement of operations and balance sheet information of SSS are presented below. All amounts are presented in accordance with accounting principles generally accepted in the United States. In addition, the assets and liabilities of SSS have been translated at exchange rates as of the balance sheet date and revenues and expenses of SSS have been translated at weighted-average exchange rates.

	Year ended December 31
	2004	2003	2002
Condensed statement of operations information
Net revenues	$63,858	$54,684	$44,081
Net income	5,143	4,053	4,761
	December 31
	2004	2003
Condensed balance sheet information
Current assets	$16,096	$13,971
Non-current assets	8,994	10,057

Total assets	$25,090	$24,028

Current liabilities	$9,110	$9,838
Long-term liabilities	191	1,706
Stockholders' equity	15,789	12,484

Total liabilities and stockholders' equity	$25,090	$24,028

5.     Lines of Credit

        The Company has a credit facility, which provides for a $7,500 revolving line of credit maturing on April 30, 2005. Borrowings under the revolving line of credit are limited to the borrowing base, as defined in the credit facility, and bear interest at 1/2 to 1 1/2 percentage points over prime based on the profitability of the Company. The credit facility also provides for a $3,500 sub limit for letters of credit. There were no outstanding borrowings on the revolving line of credit at December 31, 2004 or 2003.

Letters of credit outstanding at December 31, 2004 totaled $2,478, and at December 31, 2003 totaled $78. The credit facility also requires the Company to maintain certain financial covenants, including minimum profitability and a minimum quick ratio.

        KSIL has a credit facility with Citibank India which provides for a line of credit of approximately $2,000 and matures in December 2006. This credit facility provides for bank guarantees and letters of credit in foreign currency. As of December 31, 2004 KSIL, had a bank guarantee of $959 outstanding. There was no indebtedness outstanding under this credit facility during 2003.

6.     Accrued Liabilities

        Accrued liabilities consist of the following:

	December 31
	2004	2003
Accrued bonus and commissions	$9,833	$5,808
Accrued vacation	2,694	2,118
Accrued salaries, withholding and taxes	3,898	1,742
Obligation for common stock repurchase	—	1,118
Other	8,000	4,756

	$24,425	$15,542

7.     Income Taxes

        The components of income tax expense (benefit) are as follows:

	Years ended December 31
	2004	2003	2002
Current:
Federal	$4,782	$729	$—
State	755	127	94
Foreign	692	215	132
Deferred	450	(2,523)	—

	$6,679	$(1,452)	$226

        Income tax expense (benefit) differs from the U.S. federal statutory rate due to the following items:

	Years ended December 31
	2004	2003	2002
Provision at U.S. federal statutory rate	$11,571	$3,396	$1,715
State taxes, net of federal effect	660	242	135
Foreign tax holiday	(5,922)	(1,637)	(655)
Undistributed earnings of SSS	(212)	(510)	(402)
Foreign tax credit	(200)	(259)	—
Non-deductible items	92	470	326
Change in valuation allowance	(43)	(2,772)	(1,002)
Other	733	(382)	109

	$6,679	$(1,452)	$226

        Components of income before income taxes were as follows:

	Years ended December 31
	2004	2003	2002
United States	$19,363	$6,044	$3,374
Foreign	14,670	3,943	1,671

	$34,033	$9,987	$5,045

        Total taxes paid by the Company amounted to $10,851, $743 and $107 in 2004, 2003 and 2002, respectively.

        The Company's Indian subsidiary, KSIL, is an export oriented company which, under the Indian Income Tax Act of 1961, is entitled to claim various tax holidays for a period of ten years with respect to its export profits. Substantially all of the earnings of KSIL are attributable to export profits and, therefore are currently substantially exempt from Indian income tax. These tax holidays will begin to expire in March 2005, and under current law, will be completely phased out by March 2009. The effect of the income tax holiday was to reduce income tax expense in 2004, 2003 and 2002 and increase net income in 2004, 2003 and 2002 by approximately $5,099, $1,742 and $655, respectively, and increase diluted income per share in 2004, 2003 and 2002 by $0.15, $0.06 and $0.02, respectively.

        The Government of India recently enacted new transfer pricing rules and began audits of companies, including the Company, that may be subject to the new rules. The Company is uncertain whether the audits will result in adjustments to its Indian taxable income given the lack of precedent in applying the new rules. To the extent the Company's income in India is adjusted upon audit, such adjustments would not be exempt from tax under the tax holiday and would increase the Company's Indian tax liability and decrease its net income.

        No provision for U.S. income taxes for foreign taxes has been made on the undistributed earnings of consolidated foreign subsidiaries as such earnings are considered to be permanently invested. At December 31, 2004, the undistributed earnings amounted to $26,671. Determination of the amount of unrecognized deferred tax liability on the undistributed earnings is not practicable. In addition, no provision or benefit for U.S. income taxes has been made on foreign currency translation adjustments.

        Undistributed earnings of the Company's investment in SSS amounted to approximately $7,582 at December 31, 2004. Upon distribution of those earnings in the form of dividends or otherwise, the Company expects to have foreign tax credits available to offset any federal income tax liability. Accordingly, the Company has not recorded a deferred tax liability at December 31, 2004.

        The tax effects of temporary differences of assets and liabilities between income and financial reporting are as follows:

	December 31
	2004	2003
Deferred tax assets:
Net operating loss carry forwards	$1,884	$1,898
Write-off of investment	250	250
Accrued vacation	719	553
Allowance for doubtful accounts	406	231
Stock compensation expense	1,187	1,383
Other	97	245

	4,543	4,560
Deferred tax liabilities:
Depreciation	(509)	(33)

	4,034	4,527
Valuation allowance	(2,290)	(2,333)

Net deferred tax asset	$1,744	$2,194

        At December 31, 2004, the Company has foreign net operating loss carry forwards of approximately $7,251 which may be carried forward indefinitely. These operating loss carry forwards are subject to audit by the various taxing authorities.

        The Company established a valuation allowance at December 31, 2003 and 2004, due to uncertainty regarding the realization of certain deferred tax assets, principally the net operating loss carry forwards in foreign countries and the investment write-off because the Company does not have an established history of profitability in the respective foreign tax jurisdictions and does not have an established history of generating capital gains in the United States. The reduction in the valuation allowance in 2003, was due principally to the utilization in full of net operating loss carry forwards in the United States.

8.     Lease Commitments

        The Company leases various facilities and computer equipment under noncancelable operating leases. Total rent expense during the year ended December 31, 2004, 2003 and 2002, was $2,936, $1,678 and $1,473, respectively.

        Future minimum payments under non cancelable operating leases with terms in excess of one year are $3,126 in 2005, $2,625 in 2006, $1,117 in 2007, $466 in 2008, $485 in 2009 and $5,220 thereafter.

9.     Benefit Plans

        Kanbay Incorporated, a wholly-owned subsidiary of the Company, sponsors a defined-contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan covers all eligible employees of Kanbay Incorporated. Any subsidiary or affiliate, as defined in the plan document, of Kanbay Incorporated may also adopt the plan with the Company's consent. Participants in the plan may contribute up to 15% of their before-tax earnings to the plan. In addition, Kanbay Incorporated matched 40% of employee contributions up to 6% of the employee's annual salary during 2004, 2003 and 2002. The Company's expense related to the plan was $454, $296 and $268 during the year ended December 31, 2004, 2003 and 2002, respectively.

        KSIL has an employee benefit plan that covers substantially all India-based employees. The employees' provident fund, pension and family pension plans are statutory defined contribution retirement benefit plans. Under the plans, employees contribute up to 12% of their base compensation, which is matched by an equal contribution by the company and deposited with the Regional Provident

Fund Commissioner. The expense recognized was $1,173, $695 and $434 for the years ended December 31, 2004, 2003 and 2002, respectively.

        KSIL has a statutory gratuity plan that is a statutory post-employment benefit plan. The expense recognized was $165, $146 and $119 for the years ended December 31, 2004, 2003, and 2002, respectively, based on the actuarial valuations.

10.   Stockholders' Equity

        On June 15, 2004, the Company effectuated the recapitalization of its capital structure. The recapitalization consisted of (a) the voluntary conversion of all outstanding shares of the Company's Series A-1 and A-2 Preferred Stock into shares of the Company's Class A Common Stock; (b) the reclassification of all of its then outstanding shares of Class A Common Stock into a newly-reclassified and redesignated class of Common Stock; (c) the authorization of a new class of preferred stock; and (d) a 1.8627 for 1 stock split of the Company's Common Stock.

        As indicated in Note 1, all references in the financial statements to Common Stock including number of shares authorized and outstanding, price per share, per share amounts and stock option plan data have been restated to reflect the split.

        On July 27, 2004, the Company completed the initial public offering of shares of its common stock. In connection with our initial public offering, the Company issued and sold 5,362,500 shares of its common stock at an offering price of $13.00 per share. After deducting underwriting discounts, commissions and estimated offering-related expenses, the initial public offering resulted in net proceeds to the Company of approximately $60 million.

        On December 13, 2004, the Company completed a registered public offering of shares of its common stock. In connection with this offering, certain of our stockholders sold an aggregate of 5,000,000 shares of common stock at a public offering price of $26.50 per share. On December 28, 2004, certain of these selling stockholders sold an additional 750,000 shares of common stock at the public offering price of $26.50 per share upon the exercise of the underwriters' over-allotment option. The Company did not receive any proceeds from this registered public offering.

        Holders of Series A-1 and Series A-2 Preferred Stock (collectively, the Preferred Stock) were entitled to receive a cash dividend of $.0005 per share per day. Each share of Series A-1 Preferred Stock was convertible at the option of the holder at any time into 1.8627 shares of common stock. Each share of Series A-2 Preferred Stock was convertible at the option of the holder at any time into 1.8627 shares of common stock. As described above, on June 15, 2004, all outstanding shares of Series A-1 and Series A-2 Preferred Stock were converted into common stock. Upon liquidation, holders of Preferred Stock were entitled to receive, prior to any distributions with respect to common stock, an amount equal to the greater of $3.00 per share plus any accrued but unpaid dividends or the amount to which each share of Preferred Stock would otherwise be entitled if such share were converted into common stock immediately prior to such liquidation. As of December 31, 2003, cumulative Preferred Stock dividends in arrears were $3,258 ($0.9774 per share of Preferred Stock). Upon the recapitalization and initial public offering of the Company's common stock the dividends in arrears were foregone.

        Holders of common stock are entitled to one vote for each share held. Holders of Preferred Stock were entitled to the number of votes, which the holder would cast if all shares of Preferred Stock were converted into common stock.

        At December 31, 2004, the Company had the following warrants outstanding: (1) warrants to purchase 223,524 shares of common stock at an exercise price of $3.36 per share which expire in October 2009; and (2) warrants to purchase 372,540 shares of common stock at an exercise price of $7.64 per share which expire in September 2010.

        An aggregate of 8,893,610 shares of common stock are reserved for: (1) the exercise of warrants (705,227 shares); and (3) the exercise of stock options (8,188,383).

        In connection with certain agreements related to investments in the Company by Global Perspectives Limited, Overseas Asia Limited and Safeguard Scientifics, Inc., at December 31, 2002, the Company had 795,985 shares of common stock and 427,329 shares of Series A-2 Preferred Stock subject to repurchase at the option of the respective stockholders. These stockholders had the option to require the Company to repurchase these shares at a price determined pursuant to a formula specified in the agreements, which was based on a multiple of revenues. The fair value of this obligation was reflected outside of stockholders' equity in the balance sheet at December 31, 2002. At December 31, 2003, 198,995 shares of common stock were required to be redeemed by the Company and the repurchase obligation with respect to all remaining common stock and Series A-2 Preferred Stock expired. The Company completed the redemption of the 198,995 shares of common stock in January 2004.

11.   Stock Option Plan

        Options may be granted to employees, outside directors, and consultants under a stock option plan with varying agreements based on the provisions of the plan at the time of grant. Generally, outstanding options vest over periods not exceeding four years and expire either ten years after the date of grant or five years after vesting depending on the agreement. In the event of a termination of employment (other than a result of death or disability), the vested portion of an Employee's options is forfeited either 60 or 90 days after such termination depending on the agreement and the unvested portion is immediately forfeited. In the event of a termination of employment as a result of death or disability, the unvested portion of an Employee's option vests upon such event and the option is forfeited 1 year after such termination. In any case, the plan administrator may authorize a change to such forfeiture provisions.

        A summary of stock option activity is as follows:

	Shares Available for Grant	Options Outstanding	Price Per Share	Weighted- Average Exercise Price
December 31, 2001	1,618,948	5,184,220	$0.90 - 3.46	$1.57
Options granted	(470,331)	470,331	3.46	3.46
Options canceled	511,497	(511,497)	0.90 - 3.46	1.46

December 31, 2002	1,660,114	5,143,054	0.90 - 3.46	1.71
Options granted	(251,464)	251,464	3.46 - 4.07	3.59
Options exercised		(440,066)	0.90 - 1.45	1.27
Options canceled	332,538	(332,538)	0.90 - 3.46	1.45

December 31, 2003	1,741,188	4,621,914	0.90 - 4.07	1.88
Additional shares authorized	4,077,362
Options granted	(4,224,498)	4,224,498	13.00 - 27.54	13.06
Options exercised		(589,102)	0.90 - 1.61	1.25
Options canceled	68,927	(68,927)	1.45 - 13.00	9.25

December 31, 2004	1,662,979	8,188,383	$0.90 - $27.54	$7.65

        The following table summarizes information about options outstanding at December 31, 2004:

Number Outstanding	Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Exercisable
505,951	4.3 years	$0.90	505,951
1,662,065	4.7 years	1.45	1,662,065
663,627	5.9 years	1.69	529,491
1,123,209	7.2 years	3.46	574,403
55,882	8.7 years	4.07	13,970
4,150,649	7.0 years	13.00	82,614
27,000	7.2 years	23.01	—

8,188,383			3,368,494

12.   Segment Information and Significant Customers

        The Company operates in one line of business—providing information management consulting services. The Company earns a significant portion of its revenues from a limited number of customers. During the years ended December 31, 2004, 2003 and 2002, its largest customer accounted for 55.6%, 53.2% and 47.4% of net revenues and its second largest customer accounted for 10.3%, 13.0% and 13.5% of net revenues. Both of these customers are stockholders of the Company. The Company's five largest customers accounted for 80.4%, 80.7% and 74.7% of net revenues for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, the two largest customers collectively accounted for 42.2% and 58.5% of accounts receivable, respectively.

13.   Foreign Forward Exchange Contracts

        During 2002, the Company entered into several foreign exchange forward contracts to reduce its exposure with respect to certain future commitments and anticipated cash flows in Australia. The Company elected not to use hedge accounting. At December 31, 2002, the Company had contracts outstanding for the purchase of AUS $986 for $547 through March 2003. As of December 31, 2002, the fair market value of these contracts totaled AUS $969, and in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company recorded a charge to operations in 2002 of $10.

        During 2003, the Company discontinued using foreign exchange forward contracts in Australia and has no contracts outstanding at December 31, 2004 and 2003.

14.   Geographic Information

        The Company operates in various foreign countries. Net revenues and total assets in these various countries are as follows:

	Year ended December 31, 2004
	Net Revenues	Intercompany Elimination	Consolidated Net Revenues
Australia	$11,797	$—	11,797
Hong Kong	1,209	—	1,209
India	58,674	(58,657)	17
Japan	448	—	448
Singapore	4,987	—	4,987
United Kingdom	7,897	—	7,897
United States	156,251	—	156,251

	$241,263	$(58,657)	$182,606

	Year ended December 31, 2003
	Net Revenues	Intercompany Elimination	Consolidated Net Revenues
Australia	$10,583	$—	$10,583
Hong Kong	1,267	—	1,267
India	28,342	(28,284)	58
Japan	742	—	742
Singapore	1,939	—	1,939
United Kingdom	4,310	—	4,310
United States	88,254	—	88,254

	$135,437	$(28,284)	$107,153

	Year ended December 31, 2002
	Net Revenues	Intercompany Elimination	Consolidated Net Revenues
Australia	$11,662	$—	$11,662
Hong Kong	1,735	—	1,735
India	17,083	(17,083)	—
Japan	589	—	589
Singapore	981	—	981
United Kingdom	2,279	—	2,279
United States	65,343	—	65,343

	$99,672	$(17,083)	$82,589

	December 31
	2004	2003
Total assets:
Australia	$4,328	$3,397
Canada	91	34
Hong Kong	305	583
India	22,534	12,037
Japan	269	432
Singapore	3,622	990
United Kingdom	4,262	1,777
United States	144,755	49,109

	$180,166	$68,359

	December 31
	2004	2003
Net long-lived assets:
Australia	$328	$243
Canada	1	2
Hong Kong	36	24
India	16,707	8,459
Japan	22	34
Singapore	53	11
United Kingdom	5	2
United States	53,917	24,725

	$71,069	$33,500

15.   Subsequent Events

        On March 3, 2005, the Company acquired Accurum, Inc. an IT services provider to the capital markets industry. Accurum provides application development, enterprise application integration, web services, data warehousing and quality assurance and testing within the front and middle office of capital markets firms, including sales and trading, risk management and research. Accurum has 169 employees worldwide, located in offices in New York and New Jersey, and a solution center in Chennai, India. The purchase price consists of a $5 million closing payment, subject to certain adjustments, plus contingent payments of up to $7 million, payable upon the achievement of certain performance targets. Accurum will continue to operate under its own name as a wholly-owned subsidiary of ours.

16.   Quarterly Financial Information (Unaudited)

        The following table represents unaudited statement of operations data for our most recent eight fiscal quarters. You should read the following table in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. The results of operations of any quarter are not necessarily indicative of the results that may be expected for any future period.

	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
Net revenues	$50,878	$49,973	$44,750	$37,005	$31,729	$27,411	$25,898	$22,115
Gross profit	$24,065	$23,561	$20,601	$18,240	$14,471	$12,487	$11,551	$9,969
Net income	$8,037	$7,558	$6,430	$5,329	$4,684	$2,718	$2,203	$1,834
Income per share of common stock:
Basic	$0.25	$0.24	$0.29	$0.25	$0.49	$0.10	$0.07	$0.02
Diluted	$0.21	$0.22	$0.21	$0.18	$0.36	$0.07	$0.05	$0.02

SSS Holdings Corporation Limited
REPORT OF INDEPENDENT AUDITORS

To: The Board of Directors
SSS Holdings Corporation Limited

        We have audited the accompanying consolidated balance sheets of SSS Holdings Corporation Limited as of December 31, 2004 and 2003, and the related consolidated profit and loss accounts and statements of total recognized gains and losses, cash flows and movements in shareholders' funds for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with United Kingdom auditing standards and generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SSS Holdings Corporation Limited at December 31, 2004 and 2003, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United Kingdom which differ in certain respects from those generally accepted in the United States (see Note 28 of Notes to the consolidated financial statements).

/s/ ERNST & YOUNG LLP

Manchester, England
March 29, 2005

SSS HOLDINGS CORPORATION LIMITED

Consolidated profit and loss accounts

	Note	2002	2003	2004
		£	£	£
Turnover—continuing operations	2	29,375,857	33,482,295	34,869,258
Cost of sales		18,286,411	20,109,021	22,320,286

Gross profit		11,089,446	13,373,274	12,548,972
Administrative expenses		6,486,360	9,378,640	8,470,601

Operating profit	3	4,603,086	3,994,634	4,078,371
Interest receivable and similar income		42,009	46,488	50,249
Interest payable and similar charges	6	—	31,644	—

Profit on ordinary activities before taxation		4,645,095	4,009,478	4,128,620
Taxation on profit on ordinary activities	7	1,429,650	1,538,114	1,288,702

Profit for the financial year(1)		3,215,445	2,471,364	2,839,918
Dividends	8	1,548,640	1,100,244	1,422,086

Retained profit for the year	17,18	1,666,805	1,371,120	1,417,832

(1)
A summary of the significant adjustments to profit for the year that would be required if United States generally accepted accounting principles were applied instead of those generally accepted in the United Kingdom is set out in note 28 to the consolidated financial statements.

The notes on pages 60 to 75 form part of these consolidated financial statements.

SSS HOLDINGS CORPORATION LIMITED

Consolidated statement of total recognised gains and losses

	2002	2003	2004
	£	£	£
Profit for the financial year	3,215,445	2,471,364	2,839,918
Currency translation differences on foreign currency
Net investment	(6,128)	(18,650)	(82,216)

Total recognised gains and losses for the year	3,209,317	2,452,714	2,757,702

The statement of comprehensive income required under United States generally accepted accounting principles is set out in note 28 to the consolidated financial statements

The notes on pages 60 to 75 form part of these consolidated financial statements.

SSS HOLDINGS CORPORATION LIMITED

Consolidated balance sheets

	Note	2003	2004
		£	£
Fixed assets
Intangible assets	9	1,574,328	1,385,566
Tangible assets	10	3,750,072	3,153,915
Investments	11	73,000	—

		5,397,400	4,539,481
Current assets
Debtors	12	5,081,282	6,538,331
Cash at bank and in hand		2,777,180	1,818,796

		7,858,462	8,357,127
Creditors: amounts falling due within one year	13	5,527,141	4,682,741

Net current assets		2,331,321	3,674,386

Total assets less current liabilities		7,728,721	8,213,867
Creditors: amounts falling due after more than one year	14	587,206	—
Provisions for liabilities and charges
Deferred taxation	15	372,280	99,111

		6,769,235	8,114,756

Capital and reserves
Called up share capital	16	918	919
Share premium account	17	57,701	67,605
Capital reserve	17	9,962	9,962
Profit and loss account	17	6,700,654	8,036,270

Equity shareholders' funds(1)	18	6,769,235	8,114,756

(1)
A summary of the significant adjustments to equity shareholders' funds that would be required if United States generally accepted accounting principles were applied instead of those generally accepted in the United Kingdom is set out in note 28 to the consolidated financial statements.

The notes on pages 60 to 75 form part of these consolidated financial statements.

SSS HOLDINGS CORPORATION LIMITED

Consolidated cash flow statements

	Note	2002	2003	2004
		£	£	£
Net cash inflow from operating activities	19	3,140,657	6,948,523	3,090,828
Returns on investments	20	42,009	14,844	50,249
Corporation tax paid		(2,043,339)	(1,307,917)	(1,580,543)
Capital expenditure	20	(1,529,722)	(1,734,984)	(554,587)
Acquisitions	22	—	(587,130)	(427,036)
Financing	20	700	28,225	9,905
Equity dividends paid		(1,548,640)	(961,865)	(1,560,465)

(Decrease)/increase in cash		(1,938,335)	2,399,696	(971,649)

Reconciliation of net cash flow to movement in net funds (see note 20)

	2002	2003	2004
	£	£	£
(Decrease)/increase in cash in the year	(1,938,335)	2,399,696	(971,649)
Exchange differences	—	—	(29,339)
Net funds at 1 January	2,315,819	377,484	2,777,180

Net funds at 31 December	377,484	2,777,180	1,776,192

        The significant differences between the cash flow statements presented above and those required under United States generally accepted accounting principles are set out in note 28 to the consolidated financial statements.

The notes on pages 60 to 75 form part of these consolidated financial statements.

SSS HOLDINGS CORPORATION LIMITED

Notes to the consolidated financial statements

1      Accounting policies

        The consolidated financial statements have been prepared under the historical cost convention and are in accordance with applicable United Kingdom accounting standards. The principal accounting policies are:

Basis of consolidation

        The consolidated financial statements incorporate the financial statements of SSS Holdings Corporation Limited and its subsidiary undertakings (together "the group") made up to 31 December each year. The group uses the acquisition method of accounting to consolidate the results of subsidiary undertakings. The results of a subsidiary undertaking are included from the date of acquisition.

Goodwill

        Goodwill arising on an acquisition of a subsidiary is the difference between the fair value of the consideration paid and the fair value of the assets and liabilities acquired. It is capitalised and amortised through the profit and loss account over the directors' estimate of its useful economic life, which is 15 years.

        Negative goodwill arising on consolidation on acquisitions pre 23 December 1998 is credited to a capital reserve.

Turnover

        Turnover represents sales to external customers at invoiced amount less value added tax. Turnover is recognized as services are provided on a time basis in accordance with the customer agreement.

Depreciation

        Depreciation is provided to write off the cost, less estimated residual values, of all fixed assets, over their expected useful lives. It is calculated at the following annual rates on a straight line basis:

Fixtures and fittings and office equipment	—	10% - 20%
Leasehold improvements	—	10% or the life of the lease, if shorter
Computer equipment	—	33 1/3%
Motor vehicles	—	25%
Nursery equipment	—	10%

Deferred taxation

        Deferred tax balances are recognised in respect of all timing differences that have originated but not reversed by the balance sheet date except that:

  •
  deferred tax is not recognised on timing differences arising on revalued properties unless the company has entered into a binding sale agreement and is not proposing to take advantage of rollover relief;

  •
  provision is made for deferred tax that would arise on the remittance of the retained earnings of overseas subsidiaries only to the extent that, at the balance sheet date, dividends have been accrued as receivable; and

  •
  the recognition of deferred tax assets is limited to the extent that the company anticipates to make sufficient taxable profits in the future to absorb the reversal of the underlying timing differences.

        Deferred tax balances arising from underlying timing differences in respect of tax allowances on industrial buildings are reversed if and when all conditions for retaining those allowances have been met.

        Deferred tax balances are not discounted.

Pension costs

        Contributions to defined contribution pension schemes are charged to the profit and loss account in the year in which they become payable.

Investments

        Investments are stated at cost less any provision for a permanent diminution in value.

Operating leases

        Annual rentals on operating leases are charged to the profit and loss account on a straight line basis over the term of the lease.

Employee benefit trust

        The group is deemed to have control of the assets, liabilities, income and costs of its Employee Benefit Trust (EBT). It has therefore been included in the financial statements of the company in accordance with UITF 32 "Employee benefit trusts and other intermediate payment arrangements."

        Contributions made to the Trust are charged to the profit and loss account to the extent that the assets held by the Trust as a result of the contribution have been unconditionally gifted to the beneficiaries or, if earlier, when a constructive obligation has arisen and created a liability of the company. The value of any assets held by the Trust that have not been unconditionally transferred to beneficiaries is included within cash. In accordance with FRS 12 "Provisions, Contingent Liabilities and Contingent Assets", constructive obligations to employees in respect of past services to the business have been charged to the profit and loss account in the period to which they relate.

Government grants

        Grants relating to expenditure on tangible fixed assets are credited to the profit and loss account at the same rate as the depreciation on the assets to which the grant relates. The deferred element of grants is included in creditors as deferred income.

        Grants of a revenue nature are credited to the profit and loss account in the year to which they relate.

Research and development

        Expenditure on pure and applied research is charged to the profit and loss account in the year in which it is incurred.

        Development costs are also charged to the profit and loss account in the year of expenditure, unless individual projects satisfy all of the following criteria:

  •
  the project is clearly defined and related expenditure is separately identifiable;

  •
  the project is technically feasible and commercially viable;

  •
  current and future costs are expected to be exceeded by future sales; and

  •
  adequate resources exist for the project to be completed.

        In such circumstances the costs are carried forward and amortised in line with the future sales from the related project.

  Foreign Currency

        Transactions in foreign currencies are recorded at the rate ruling at the date of the transaction or at the contracted rate if the transaction is covered by a forward foreign currency contract. Monetary assets and liabilities denominated in foreign currencies are retranslated at the rate of exchange ruling at the balance sheet date or if appropriate at the forward contract rate. All differences are taken to the profit and loss account.

        The financial statements of overseas subsidiary undertakings are translated at the rate of exchange ruling on the balance sheet date. The exchange difference arising on the retranslation of opening net assets is taken directly to reserves.

2      Turnover

        Analysis by geographical origin:

	2002	2003	2004
	£	£	£
United Kingdom	29,375,857	30,136,581	31,081,389
United States of America	—	3,328,967	3,185,325
China	—	16,747	602,544

	29,375,857	33,482,295	34,869,258

        Turnover by geographical destination is not materially different to the analysis provided above.

        Analysis by class of business:

	2002	2003	2004
	£	£	£
IT consultancy services	29,313,782	31,675,545	31,428,455
Back-office administration	62,075	1,575,009	2,938,276
Other	—	231,741	502,527

	29,375,857	33,482,295	34,869,258

3      Operating profit

        This is arrived at after charging/(crediting):

	2002	2003	2004
	£	£	£
Depreciation of tangible fixed assets	1,021,594	1,148,231	1,099,810
Amortisation of intangible fixed assets	—	102,471	105,903
Hire of other assets—operating leases	655,967	874,701	1,133,067
Research and development	617,833	135,000	165,000
Auditors' remuneration—audit services	14,500	16,500	26,350
Government grants	(30,833)	(66,250)	(28,500)
Profit on sale of fixed assets	(7,873)	—	—

4      Employees

        The average monthly number of employees of the group during the year, including executive directors, was as follows:

	2002	2003	2004
	£	£	£
Client delivery	377	437	454
Other	119	108	119

	496	545	573

        Staff costs for all employees, including executive directors, consist of:

	2002	2003	2004
	£	£	£
Wages and salaries	17,435,642	18,884,232	20,178,207
Social security costs	1,680,187	2,133,114	2,227,523
Other pension costs	773,747	935,356	833,666

	19,889,576	21,952,702	23,239,396

5      Directors

	2002	2003	2004
	£	£	£
Directors' emoluments consist of:
Emoluments	517,528	507,144	850,000
Contributions to defined contribution pension schemes	72,000	72,000	72,000

	589,528	579,144	922,000

Emoluments of the highest paid director are as follows:
Emoluments (excluding pension contributions)	260,382	257,144	425,000
Contributions to defined contribution pension scheme	36,000	36,000	36,000

	296,382	293,144	461,000

        Two directors (2002—two) were members of defined contribution pension schemes.

6      Interest payable and similar income

	2002	2003	2004
	£	£	£
Other interest	—	31,644	—

7      Taxation on profit on ordinary activities

	2002	2003	2004
	£	£	£
Current tax
Corporation tax	1,363,383	1,007,069	1,653,649
Adjustments in respect to prior years	(23,692)	1,648	(150,734)
Foreign tax	—	306,950	58,956

	1,339,691	1,315,667	1,561,871
Deferred tax
Origination and reversal of timing differences (note 15)	89,959	222,447	(273,169)

Taxation on profit on ordinary activities	1,429,650	1,538,114	1,288,702

        The tax assessed for the year differs from the standard rate of corporation tax in the UK. The differences are explained below:

	2002	2003	2004
	£	£	£
Profit on ordinary activities before tax	4,645,095	4,009,478	4,128,620

Profit on ordinary activities at the standard rate of corporation tax in the UK of 30%	1,393,528	1,202,843	1,238,586
Effects of:
Expenses not deductible for tax purposes	12,459	62,290	15,521
Adjustment to tax in respect of previous years	(23,692)	1,648	(150,734)
Overseas tax rate differences	25,141	52,873	71,651
Depreciation in excess of capital allowances	(67,745)	(3,987)	278,122
Losses carried forward	—	—	108,725

Total current tax	1,339,691	1,315,667	1,561,871

        Factors that may affect future tax charges

        The group has tax losses of £370,000 that are available for offset against future taxable profits of those companies in which the losses arose. Deferred tax assets have not been recognised as the group does not anticipate making sufficient taxable profits in the near future to absorb the tax losses.

        No deferred tax is recognised on the unremitted earnings of overseas subsidiaries as the group has no liability to additional taxation should such amounts be remitted due to the availability of double taxation relief.

8      Dividends

	2002	2003	2004
	£	£	£
Ordinary dividend paid	1,548,640	961,865	1,422,086
Ordinary dividend proposed	—	138,379	—

	1,548,640	1,100,244	1,422,086

9      Intangible fixed assets

Group	Goodwill
£
Cost
At 1 January 2004	1,676,799
Exchange differences	(88,253)

At 31 December 2004	1,588,546

Amortisation
At 1 January 2004	102,471
Charge for the year	105,903
Exchange differences	(5,394)

At 31 December 2004	202,980

Net book value
At 31 December 2003	1,574,328

At 31 December 2004	1,385,566

10    Tangible assets

Group	Fixtures, fittings and office equipment	Leasehold improvements	Computer equipment	Motor vehicles	Childcare nursery	Total
	£	£	£	£	£	£
Cost
At 1 January 2003	1,751,897	687,075	3,259,770	18,098	472,238	6,189,078
Additions	733,348	407,300	424,679	—	262,165	1,827,492
Disposals	—	—	—	(18,098)	—	(18,098)

At 31 December 2003	2,485,245	1,094,375	3,684,449	—	734,403	7,998,472
Additions	139,763	107,575	244,249	—	63,000	554,587
Exchange differences	(24,396)	(9,683)	(21,417)	—	—	(55,496)

At 31 December 2004	2,600,612	1,192,267	3,907,281	—	797,403	8,497,563

Depreciation
At 1 January 2003	401,198	374,436	2,314,355	7,540	12,820	3,110,349
Charge for the year	223,037	173,293	684,423	2,640	64,838	1,148,231
Disposals	—	—	—	(10,180)	—	(10,180)

At 31 December 2003	624,235	547,729	2,998,778	—	77,658	4,248,400
Charge for the year	269,561	160,336	594,052	—	75,861	1,099,810
Exchange differences	(1,388)	(1,053)	(2,121)	—	—	(4,562)

At 31 December 2004	892,408	707,012	3,590,709	—	153,519	5,343,648

Net book value
At 31 December 2003	1,861,010	546,646	685,671	—	656,745	3,750,072

At 31 December 2004	1,708,204	485,255	316,572	—	643,884	3,153,915

11    Fixed asset investments

Other unlisted investments
£
Cost
At 1 January 2003	—
Additions	230,000

At 31 December 2003 and 31 December 2004	230,000

Provision for impairment
At 1 January 2003	—
Impairment	157,000

At 31 December 2003	157,000
Impairment	73,000

At 31 December 2004	230,000

Net book value
At 31 December 2003	230,000

At 31 December 2004	—

        Other unlisted investments represent the cost of a 23% shareholding in The Monocle Holdings Corporation Limited.

        During the year to 31 December 2004, the group sold its 50% shareholding in Strategic Investments Solutions Limited realising a profit on dispoal of £5,000.

        The principal undertakings in which the company's interest at the year end is more than 20% and are not included in the consolidated financial statements, are as follows:

Name	Country of incorporation or registration	Proportion of voting rights and ordinary share capital held		Nature of business
The Monocle Holdings Corporation Limited	England	23%		Computer software development
The Monocle Corporation Limited	England	23	%(*)	Computer software development

(*)
Shares held by The Monocle Holdings Corporation Limited

        Unless otherwise stated, the following figures have been extracted from the audited financial statements for the years ended 30 June 2002, 2003 and 2004:

Aggregate share capital and reserves

	2003	2004
	£	£
The Monocle Holdings Corporation Limited(*)	237,500	237,500
The Monocle Corporation Limited(*)	(250,588)	(237,498)

Profit/(loss) for the year

	2002	2003	2004
	£	£	£
The Monocle Holdings Corporation Limited(*)	—	—	—
The Monocle Corporation Limited(*)	(60,367)	(59,902)	(9,010)

(*)
Figures for 30 June 2003 and 30 June 2004 extracted from unaudited management accounts. The figures for The Monocle Holdings Corporation Limited are not consolidated.

        These investments are treated as fixed asset investments as, in the opinion of the directors, the group does not exert significant influence over the operating and financial policies of these entities.

        The Monocle Corporation Limited ceased to trade during the year.

12    Debtors

	2003	2004
	£	£
Due within one year
Trade debtors	2,106,394	3,379,098
Amounts due by undertakings in which the group has a participating interest	105,986	—
Prepayments and accrued income	2,838,222	3,159,233
Corporation tax recoverable	30,680	—

	5,081,282	6,538,331

13    Creditors: amounts falling due within one year

	2003	2004
	£	£
Bank overdraft	—	42,604
Trade creditors	335,800	817,819
Amounts due to undertakings in which the group has a participating interest	75,788	—
Deferred consideration (note 21)	587,053	685,420
Taxation and social security	1,356,755	1,141,252
Dividend proposed	138,379	—
Corporation tax	595,374	535,389
Accruals and deferred income	2,438,042	1,460,257

	5,527,141	4,682,741

        Included with accruals and deferred income is an amount of £225,000 (2003 £29,000) in relation to government grants not yet released to the profit and loss account. The grants may become liable to be repaid if the group breaches certain criteria during the period of the grants.

14    Creditors: amounts falling due after more than one year

	2003	2004
	£	£
Deferred consideration (note 21)	587,206	—

15    Deferred taxation

Deferred taxation

£
At 1 January 2003	149,833
Charge to profit and loss account	222,447

At 31 December 2003	372,280
Charge to profit and loss account	(273,169)

At 31 December 2004	99,111

Deferred taxation analysis

	2003	2004
	£	£
Accelerated capital allowances	421,766	111,216
Short term timing differences	(49,486)	(12,105)

	372,280	99,111

        There is an unprovided deferred tax asset of £108,725 (2003 £nil). This relates to unutilised trading losses. This asset has not been recognised in the financial statements as the group does not anticipate making sufficient taxable profits in the near future to absorb the underlying timing differences.

16    Share capital

Authorised

	2002	2003	2004
	£	£	£
10,000,000 ordinary shares of 0.01p each	1,000	1,000	1,000

Allotted, called up and fully paid

	2002	2003	2004
	£	£	£
Ordinary shares of 0.01p each	914	918	919

        During the year to 31 December 2002, 1,000 ordinary shares of 0.01p each with a total nominal value of 10p were allotted for a total consideration of £700. The premium on the shares of £700 has been credited to the share premium account (note 17).

        During the year to 31 December 2003, 40,000 ordinary shares of 0.01p each with a total nominal value of £4 were allotted for a total consideration of £28,225. The premium on the shares of £28,221 has been credited to the share premium account (note 17).

        During the year to 31 December 2004, 10,000 ordinary shares of 0.01p each with a total nominal value of £1 were allotted for a total consideration of £9,905. The premium on the shares of £9,904 has been credited to the share premium account (note 17).

17    Reserves

	Share premium account	Capital reserve	Profit and loss account
	£	£	£
At 1 January 2002	28,780	9,962	3,687,507
Profit for year	—	—	1,666,805
Premium on new shares issued	700	—	—
Translation differences on foreign currency investment	—	—	(6,128)

At 31 December 2002	29,480	9,962	5,348,184
Profit for year	—	—	1,371,120
Premium on new shares issued	28,221	—	—
Translation differences on foreign currency investment	—	—	(18,650)

At 31 December 2003	57,701	9,962	6,700,654
Profit for year	—	—	1,417,832
Premium on new shares issued	9,904	—	—
Translation differences on foreign currency investment	—	—	(82,216)

At 31 December 2004	67,605	9,962	8,036,270

18    Reconciliation of movement in shareholders' funds

	2002	2003	2004
	£	£	£
Profit for the financial year	3,215,445	2,471,364	2,839,918
Dividends	1,548,640	1,100,244	1,422,086

	1,666,805	1,371,120	1,417,832
Issue of shares, including premium	700	28,225	9,905
Translation differences on foreign currency investment	(6,128)	(18,650)	(82,216)

Net addition to shareholders' funds	1,661,377	1,380,695	1,345,521
Opening shareholders' funds	3,727,163	5,388,540	6,769,235

Closing shareholders' funds	5,388,540	6,769,235	8,114,756

19    Reconciliation of operating profit to net cash inflow from operating activities

	2002	2003	2004
	£	£	£
Operating profit	4,603,086	3,994,634	4,078,371
Depreciation	1,021,594	1,148,231	1,099,810
Amortisation	—	102,471	105,903
Impairment in fixed asset investments	—	157,000	73,000
Profit on sale of fixed assets	(7,873)	—	—
Decrease/(increase) in debtors	(2,285,573)	51,210	(1,538,890)
Increase/(decrease) in creditors	(190,577)	1,494,977	(727,366)

Net cash inflow from operating activities	3,140,657	6,948,523	3,090,828

20    Notes to the cash flow statement

  i)    Gross cash flows

	2002	2003	2004
	£	£	£
Returns on investments
Interest received	42,009	46,488	50,249
Interest paid	—	(31,644)	—

	42,009	14,844	50,249

Capital expenditure
Payments to acquire tangible assets	(1,538,722)	(1,742,902)	(554,587)
Receipts from sale of tangible fixed assets	9,000	7,918	—

	(1,529,722)	(1,734,984)	(554,587)

Financing
Issue of ordinary share capital	700	28,225	9,905

  ii)    Analysis of changes in net funds

	At 1 January 2002	Cash flows	At 31 December 2002
	£	£	£
Cash at bank and in hand	2,315,819	(1,938,335)	377,484

	At 1 January 2003	Cash flows	At 31 December 2003
	£	£	£
Cash at bank and in hand	377,484	2,399,696	2,777,180

	At 1 January 2004	Cash flow	Other non-cash changes	At 31 December 2004
	£	£	£	£
Cash in hand and at bank	2,777,180	(929,045)	(29,339)	1,818,796
Bank overdraft	—	(42,604)	—	(42,604)

	2,777,180	(971,649)	(29,339)	1,776,192

21    Acquisitions

        The following acquisition was made in the year to 31 December 2003:

Acquisition of assets of the Deutsche Bank AG New York Branch Horsham.

        On 3 February 2003, the company purchased the assets of the Deutsche Bank AG New York Branch Horsham, which provided software development services to Deutsche Bank AG New York. The total consideration was €3,000,000 (£1,761,389) and is payable in six instalments ending 3 August 2005.

Fair value to the group
£
Net assets acquired:
Fixtures and fittings (at book value)	84,590
Goodwill (note 9)	1,676,799

1,761,389

Satisfied by:
Cash	587,130
Deferred consideration	1,174,259

1,761,389

        There is no financial information available for the Deutsche Bank AG New York Branch Horsham prior to the acquisition by the company and therefore the company is unable to provide details of the pre-acquisition results of the acquired business.

22    Effect on cash flows of acquisitions and disposals

	2002	2003	2004
	£	£	£
Payments to acquire subsidiary undertaking and goodwill (note 21)	(75)	(587,130)	(427,036)
Net cash and bank balances acquired	75	—	—

	—	(587,130)	(427,036)

23    Commitments and contingencies

  At
  the balance sheet date, the group had annual commitments under non-cancellable operating leases for land and buildings as follows:

	2003	2004
	£	£
Operating leases which expire:
In 2-5 years	217,664	538,525
After five years	861,754	831,503

	1,079,418	1,370,028

24    Pension costs

        The group contributes to defined contribution pension schemes. The assets of the schemes are held separately from those of the group in independently administered funds. The pension cost charge for the year ended 31 December 2004 was £833,666 (2003—£935,356; 2002—£773,747). The unpaid pension contributions outstanding at the year end were £113,638 (2003—£105,482).

25    Employee Benefit Trust

        The following assets and liabilities relating to the Employee Benefit Trust have been included within the financial statements, in accordance with UITF 32 "Employee benefit trusts and other intermediate payment arrangements" and FRS 12 "Provisions, Contingent Liabilities and Contingent Assets":

	2003	2004
	£	£
Cash at bank	494	—
Accruals	—	—

	494	—

26    Companies Act 1985

        These consolidated financial statements do not comprise the company's "statutory accounts" within the meaning of section 240 of the Companies Act 1985 of Great Britain. Statutory accounts for the years ended 30 June 2002 and 2003 and 2004 have been delivered to the Registrar of Companies for England and Wales. The statutory auditors' reports on such accounts were unqualified.

27    Related party transactions

        During the period ended 31 December 2002 the group performed work for Kanbay International Inc. which owns 49% of the issued share capital of SSS Holdings Corporation Limited. £2,600 was invoiced during the year to 31 December 2002 in respect of this work. No work was performed for Kanbay International Inc. during the years ended 31 December 2003 and 31 December 2004. There were no amounts outstanding at 31 December 2004 (2003—Nil). In addition Kanbay Europe Limited, a subsidiary of Kanbay International Inc performed work for the group during the year ended 31 December 2004 for which £28,180 (2003—£42,208) was invoiced. There were no outstanding balances due to Kanbay Europe Limited at 31 December 2004 (2003—£nil).

        SSS Holdings Corporation Limited, together with Morgan Stanley and Co International Inc. and the directors own 100% of the issued share capital of The Monocle Holdings Corporation Limited, the ultimate parent company of The Monocle Corporation Limited.

        During the year to 31 December 2003 the group performed work for The Monocle Corporation Limited. No work has been performed during the year to 31 December 2004. £26,000 was invoiced during the year to 31 December 2003 in respect of this work (2002—£nil). The amount due from the Monocle Corporation Limited at 31 December 2004 was £nil (2003—£333,860) against which a provision of £nil has been recorded (2003—£230,518).

        During the year to 31 December 2004, The Monocle Corporation Limited invoiced the group £7,095 (2003—£6,540; 2002—£nil). The amount due to The Monocle Corporation Limited at 31 December 2004 was £nil (2003—£75,788).

        During the year to 31 December 2004 the group received computer equipment for £155,309 and cash of £95,668 in full settlement of the net amounts due from The Monocle Corporation Limited and the provision recorded in previous years was released to the profit and loss account.

        Until September 2004, SSS Holdings Corporation Limited owned 50% of the share capital of Strategic Investment Solutions Limited. During the year to 31 December 2004, the group charged a management fee of £10,575 (2003—£10,575; 2002—£10,575) to Strategic Investment Solutions Limited. The amount outstanding at 31 December 2004 was £nil (2003—£2,644).

28    Difference between United Kingdom and United States Generally Accepted Accounting Principles

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United Kingdom ("UK GAAP") which differ from United States generally accepted accounting principles ("US GAAP"). The significant differences applicable to the Company are summarised below:

  Goodwill and intangible assets

          Under UK GAAP goodwill is amortised on a straight-line basis over its useful life up to a maximum of 20 years. Under US GAAP, goodwill is not amortised, but is reviewed annually for impairment. Goodwill amortisation under UK GAAP is reversed for US GAAP purposes.

          Under US GAAP other intangible assets may be identified when an acquisition occurs before assigning the remaining purchase price to goodwill. An intangible asset for the customer relationship was identified for US GAAP accounting related to the acquisition described in Note 21 in the amount of £743,048. This intangible asset will be amortised over its estimated life of 6 years.

  Dividends

          Under UK GAAP, dividends are provided for in the period to which they relate. Under US GAAP, dividends payable are recognised when declared.

  Accrual for vacation expense

          Under UK GAAP, the group did not fully provide for vacation expense. Under US GAAP the group would fully provide for this cost.

  Software costs

          Under UK GAAP, costs related to purchased software are expensed to the profit and loss account as incurred. Under US GAAP such costs are capitalised in the balance sheet and depreciated over their expected useful lives.

          The following is a summary of the significant adjustments to the profit for the years ended 31 December 2002, 2003 and 2004 and to shareholders' funds as of 31 December 2003 and 2004 that would be required if US GAAP were to be applied instead of UK GAAP together with the statement of comprehensive income that would be required under US GAAP.

  Profit for the year

	2002	2003	2004
	£	£	£
Profit for the year as reported in the consolidated profit and loss account under UK GAAP	3,215,445	2,471,364	2,839,918
Amortisation of goodwill	—	102,471	105,903
Amortisation of customer contract	—	(113,521)	(123,840)
Vacation expense	(17,000)	35,000	57,000
Equity (loss)/income from investments	(42,000)	31,000	—
Capitalised software costs	197,068	138,055	64,397
Depreciation on capitalised software costs	(181,448)	(213,552)	(176,450)
Tax effects of US GAAP adjustments	414	30,585	41,194

Net income for the year under US GAAP	3,172,479	2,481,402	2,808,122

  Statement of comprehensive income

	2002	2003	2004
	£	£	£
Net income for the year under US GAAP	3,172,479	2,481,402	2,808,122
Currency translation differences on foreign currency net investment	(6,128)	(18,650)	(82,216)

Comprehensive income under US GAAP	3,166,351	2,462,752	2,725,906

  Shareholders' funds

	2003	2004
	£	£
Shareholders' funds as reported in the consolidated balance sheet under UK GAAP	6,769,235	8,114,756
US GAAP adjustments:
Intangible assets
Goodwill—cost	(743,048)	(743,048)
Customer contract—cost	743,048	743,048
Amortisation	(11,050)	(28,987)
Tangible assets: software
Cost	822,744	887,141
Depreciation	(551,644)	(728,094)
Creditors amounts falling due within one year
Vacation accrual	(118,000)	(61,000)
Dividend payable	138,379	—
Tax effects on US GAAP adjustments	(27,494)	13,700

Shareholders' funds under US GAAP	7,022,170	8,197,516

  Consolidated statement of cash flows

          The consolidated statement of cash flows prepared under UK GAAP present substantially the same information as that required under US GAAP. However, the statements differ with regard to the classification of items within them and as regards to the definition of cash under UK GAAP and cash and cash equivalents under US GAAP.

          Under UK GAAP, cash flows are presented separately for operating activities, returns on investments and servicing of finance, taxation, capital expenditure and financial investment, acquisitions, equity dividends and management of liquid resources and financing. US GAAP requires only three categories of cash flow to be reported; operating, investing and financing. Cash flows from taxation and returns on investments and servicing shown under UK GAAP would, with the exception of dividends paid to minority shareholders, be included within operating activities under US GAAP. The payment of dividends would be included as a financing activity under US GAAP. Capital expenditure and financial investment and acquisitions are reported within investing activities under US GAAP. Under US GAAP, cash and cash equivalents include short-term highly liquid investments but do not include bank overdrafts.

          The categories of cash flow activity under US GAAP can be summarised as follows:

	Year ended 31 December
	2002	2003	2004
	£	£	£
Cash flow provided by operating activities	1,139,327	5,655,450	1,603,138
Cash used in investing activities	(1,529,722)	(2,322,114)	(981,623)
Cash used in financing activities	(1,547,940)	(933,640)	(1,550,560)
Exchange differences	—	—	(29,339)
Beginning of the period	2,315,819	377,484	2,777,180

End of the period	377,484	2,777,180	1,818,796

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures

        As of December 31, 2004, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and are operating in an effective manner.

(b)
Changes in internal control over financial reporting

        There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        None.

PART III.

Item 10. Directors and Executive Officers of the Company.

        See the information under the captions "Executive Officers and Directors," "Board of Directors" and "Committees of the Board of Directors" in the 2005 Proxy Statement.

Item 11. Executive Compensation.

        See the information under the captions "Director Compensation" and "Executive Compensation" in the 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        See the information under the captions "Stock Ownership by Certain Beneficial Owners and Ownership by Management of Equity Securities" in the 2005 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

        See the information under the caption "Certain Transactions" in the 2005 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

        See the information under the caption "Proposal to Approve the Selection of Auditors" in the 2005 Proxy Statement.

PART IV.

Item 15. Exhibits and Financial Statement Schedule.

(a)   Documents filed as part of this report

1.
The following financial statements are included in this Form 10-K:

2.    Financial Statement Schedule

        The following financial statement schedule is a part of this Form 10-K and should be read in conjunction with our audited consolidated financial statements.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
Years ended December 31, 2004, 2003 and 2002

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deduction		Balance at End of Year
2004:
Valuation allowance for accounts receivable	$659	727	(243	)(1)	$1,143
Valuation allowance for deferred tax assets	2,333		(43	)(2)	2,290
2003:
Valuation allowance for accounts receivable	874	(169)	(46	)(1)	659
Valuation allowance for deferred tax assets	5,105	—	(2,772	)(2)	2,333
2002:
Valuation allowance for accounts receivable	805	373	(304	)(1)	874
Valuation allowance for deferred tax assets	6,107	—	(1,002	)(2)	5,105

(1)
Uncollectible accounts written off, net of recoveries.

(2)
Changes in temporary tax differences fully reserved for countries with unused net operating losses.

        All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable, not required or is included in the financial statements or notes thereto.

3.
The exhibits listed on the "Exhibit Index." Certain of the exhibits listed in the Exhibit Index have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated by reference.

Exhibit Index

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of Amendment No. 3 to the Form S-1 Registration Statement filed by the Registrant on June 17, 2004).
3.2	Amended and Restated By-laws (incorporated by reference to Exhibit 3.5 of Amendment No. 3 to the Form S-1 Registration Statement filed by the Registrant on June 17, 2004).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 2 to the Form S-1 Registration Statement filed by the Registrant on June 10, 2004).
4.2	Second Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.2 of Amendment No. 3 to the Form S-1 Registration Statement filed by the Registrant on June 17, 2004).
4.3	Class A Common Stock Purchase Warrant dated September 4, 2003 issued to Household Investment Funding, Inc. (incorporated by reference to Exhibit 4.4 of the Form S-1 Registration Statement filed by the Registrant on March 11, 2004).
4.4	Warrant to Purchase Common Stock No. CA-002 dated September 14, 2000 issued to Household Investment Funding, Inc. (incorporated by reference to Exhibit 4.5 of the Form S-1 Registration Statement filed by the Registrant on March 11, 2004).
10.1	Kanbay International 1998 Non-Qualified Option Plan (incorporated by reference to Exhibit 10.1 of the Form S-1 Registration Statement filed by the Registrant on March 11, 2004).
10.2	Kanbay International, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 4 to the Form S-1 Registration Statement filed by the Registrant on July 2, 2004).
10.3	Kanbay International, Inc. 2005 Employee Stock Purchase Plan, as amended.
10.4	Kanbay International, Inc. 2004 Global Leadership Bonus Plan (incorporated by reference to Exhibit 10.3(a) of Amendment No. 4 to the Form S-1 Registration Statement filed by the Registrant on July 2, 2004).
10.5	Kanbay Outside Directors Compensation Plan (incorporated by reference to Exhibit 10.3(b) of Amendment No. 4 to the Form S-1 Registration Statement filed by the Registrant on July 2, 2004).
10.6	Severance Agreement between the Registrant and Raymond J. Spencer (incorporated by reference to Exhibit 10.4 of Amendment No. 4 to the Form S-1 Registration Statement filed by the Registrant on July 2, 2004).
10.7	Severance Agreement between the Registrant and William F. Weissman (incorporated by reference to Exhibit 10.5 of Amendment No. 4 to the Form S-1 Registration Statement filed by the Registrant on July 2, 2004).
10.8	Severance Agreement between the Registrant and Jean A. Cholka (incorporated by reference to Exhibit 10.6 of Amendment No. 4 to the Form S-1 Registration Statement filed by the Registrant on July 2, 2004).
10.9	Severance Agreement between the Registrant and Cyprian D'Souza (incorporated by reference to Exhibit 10.7 of Amendment No. 4 to the Form S-1 Registration Statement filed by the Registrant on July 2, 2004).
10.10	Severance Agreement between the Registrant and Shrihari Gokhale (incorporated by reference to Exhibit 10.8 of Amendment No. 4 to the Form S-1 Registration Statement filed by the Registrant on July 2, 2004).
10.11	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 of the Form S-1 Registration Statement filed by the Registrant on March 11, 2004).

10.12	Consulting Agreement dated November 14, 1994 between the Registrant and Household International, Inc. (incorporated by reference to Exhibit 10.10 of Amendment No. 2 to the Form S-1 Registration Statement filed by the Registrant on June 10, 2004).
10.13	Consulting Agreement dated July 28, 2000 between the Registrant and Morgan Stanley & Co., Inc. (incorporated by reference to Exhibit 10.11 of Amendment No. 2 to the Form S-1 Registration Statement filed by the Registrant on June 10, 2004).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk Factors.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANBAY INTERNATIONAL, INC.
Date: March 30, 2005	By:	/s/ RAYMOND J. SPENCER Raymond J. Spencer Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAYMOND J. SPENCER Raymond J. Spencer	Chairman of the Board and Chief Executive Officer (Principal executive officer)	March 30, 2005
/s/ WILLIAM F. WEISSMAN William F. Weissman	Vice President and Chief Financial Officer (Principal financial and accounting officer)	March 30, 2005
/s/ MARK L. GORDON Mark L. Gordon	Director	March 30, 2005
/s/ DONALD R. CALDWELL Donald R. Caldwell	Director	March 30, 2005
/s/ KENNETH M. HARVEY Kenneth M. Harvey	Director	March 29, 2005
/s/ B. DOUGLAS MORRISS B. Douglas Morriss	Director	March 30, 2005
/s/ MICHAEL E. MIKOLAJCZYK Michael E. Mikolajczyk	Director	March 30, 2005
/s/ CYPRIAN D'SOUZA Cyprian D'Souza	Director	March 30, 2005
Harry C. Gambill	Director

QuickLinks

KANBAY INTERNATIONAL, INC. TABLE OF CONTENTS
PART I.
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Market for the Company's Common Equity and Related Stockholders Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Qualitative and Quantitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEX TO HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Kanbay International, Inc. CONSOLIDATED BALANCE SHEETS (dollars in thousands)
Kanbay International, Inc. CONSOLIDATED STATEMENTS OF INCOME (dollars in thousands except per share amounts)
Kanbay International, Inc. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (dollars in thousands)
Kanbay International, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
Kanbay International, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002 (dollars in thousands, except share and per share amounts)
SSS Holdings Corporation Limited REPORT OF INDEPENDENT AUDITORS
SSS HOLDINGS CORPORATION LIMITED Consolidated profit and loss accounts
SSS HOLDINGS CORPORATION LIMITED Consolidated statement of total recognised gains and losses
SSS HOLDINGS CORPORATION LIMITED Consolidated balance sheets
SSS HOLDINGS CORPORATION LIMITED Consolidated cash flow statements
SSS HOLDINGS CORPORATION LIMITED Notes to the consolidated financial statements
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information
PART III.
  Item 10. Directors and Executive Officers of the Company.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
PART IV.
  Item 15. Exhibits and Financial Statement Schedule.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands) Years ended December 31, 2004, 2003 and 2002
Exhibit Index
SIGNATURES