Form 10-Q
period 2005-03-31
KANBAY INTERNATIONAL INC
filed 2005-05-13
CIK 1125011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Yes: ☐  No: ☒

As of May 10, 2005, the Registrant had 34,009,234 shares of Common Stock, $0.001 par value per share, outstanding.

KANBAY INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Kanbay International, Inc.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,268	$29,126
Restricted cash	2,478	2,478
Short term investments, held to maturity at amortized cost	42,177	35,730
Accounts receivable—related parties	18,224	10,007
Accounts receivable—third parties	21,137	14,657
Employee and other receivables	1,262	1,599
Deferred income taxes	1,106	1,084
Prepaid expenses and other	11,968	14,416
Total current assets	110,620	109,097
Property and equipment (at cost):
Land and building	7,822	6,291
Computer equipment	18,536	17,538
Computer software	5,655	5,407
Furniture and fixtures	6,005	5,691
Leasehold improvements	4,095	3,105
	42,113	38,032
Less accumulated depreciation	18,910	17,141
	23,203	20,891
Investment in affiliate	24,710	25,094
Long term investments, held to maturity at amortized cost	18,195	24,424
Goodwill	1,347	—
Other intangibles, net	3,189	—
Deferred income taxes	660	660
Other assets	336	—
Total assets	$182,260	$180,166

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,303	$3,973
Amounts due to subcontractors	613	565
Deferred revenue	3,846	4,017
Customer deposit—related party	2,580	4,106
Accrued liabilities	18,700	24,425
Total current liabilities	30,042	37,086
Total liabilities	30,042	37,086

Stockholders’ equity:
Common Stock, par value $0.001 per share, 200,000,000 shares authorized, 33,920,521 and 32,989,935 shares issued and outstanding at March 31, 2005 and December 31, 2004 respectively	34	33
Additional paid-in capital	122,192	120,641
Retained earnings	24,761	16,554
Cumulative foreign currency translation adjustments	5,231	5,852
Total stockholders’ equity	152,218	143,080
Total liabilities and stockholders’ equity	$182,260	$180,166

See accompanying notes to the unaudited consolidated financial statements.

Kanbay International, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands except per share amounts)

	Three months ended
	March 31
	2005	2004
Net revenues—related parties	$33,240	$25,760
Net revenues—third parties	20,220	11,245
Total revenues	53,460	37,005
Cost of revenues	28,097	18,765
Gross profit	25,363	18,240
Sales and marketing expenses	4,640	3,966
General and administrative expenses	8,477	7,178
Stock compensation expense	132	299
Total selling, general and administrative expenses	13,249	11,443
Depreciation and amortization	1,908	1,037
(Gain) loss on sale of fixed assets	40	(10)
Income from operations	10,166	5,770
Other income (expense):
Interest expense	(7)	(16)
Interest income	478	20
Foreign exchange gain (loss)	(139)	93
Equity in earnings of affiliate	239	770
Other, net	—	22
	571	889
Income before income taxes	10,737	6,659
Income tax expense	2,530	1,330
Net income	8,207	5,329
Dividends on preferred stock	—	(152)
Income available to common stockholders	$8,207	$5,177

Income per share of common stock
Basic	$0.25	$0.25
Diluted	$0.22	$0.18

The composition of stock compensation expense is as follows:
Cost of revenues	$46	$143
Sales and marketing expenses	15	55
General and administrative expenses	71	101
	$132	$299

See accompanying notes to the unaudited consolidated financial statements.

Kanbay International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Three months ended March 31
	2005	2004
OPERATING ACTIVITIES
Net income	$8,207	$5,329
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	1,908	1,037
Loss (gain) on disposal of fixed assets	40	(10)
Stock compensation expense	132	299
Equity in earnings of affiliate	(239)	(770)
Changes in operating assets and liabilities:
Accounts receivable	(12,172)	(16,446)
Other assets	3,069	(1,818)
Accounts payable	(96)	145
Other current liabilities	(10,237)	(1,361)
Net cash used in operating activities	(9,388)	(13,595)
INVESTING ACTIVITIES
Additions to property and equipment	(3,770)	(2,691)
Proceeds from sale of fixed assets	—	2
Purchases of short term investments	(218)	—
Purchase of business, net of cash acquired	(4,938)	—
Dividends received from affiliate	—	12
Net cash used in investing activities	(8,926)	(2,677)
FINANCING ACTIVITIES
Proceeds from line of credit	—	1,500
Proceeds from IPO, net of costs	(4)	—
Proceeds from exercise of stock options	1,427	—
Net cash provided by financing activities	1,423	1,500
Effect of exchange rates on cash	33	(5)
Decrease in cash and cash equivalents	(16,858)	(14,777)
Cash and cash equivalents at beginning of period	29,126	17,419
Cash and cash equivalents at end of period	$12,268	$2,642

See accompanying notes to unaudited consolidated financial statements.

Kanbay International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three months ended March 31, 2005 and 2004

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

2.  Investment in Affiliate

The Company accounts for its 48.97% interest in SSS Holdings Limited (SSS), a UK company, under the equity method of accounting. Under the equity method of accounting, the Company’s share of income or loss of SSS is recorded as “equity in earnings of affiliate” in the consolidated statements of income. Changes in the carrying value of SSS consist of the following:

	March 31 2005	December 31 2004
Carrying value in SSS at beginning of period	$25,094	$22,185
Equity in earnings of SSS	239	2,517
Cash dividend received from SSS	—	(1,406)
Foreign currency translation adjustments	(621)	1,889
Change in ownership percentage and other	(2)	(91)
Carrying value in SSS at end of period	$24,710	$25,094

Unaudited condensed results of operations of SSS are summarized below. All amounts are presented in accordance with accounting principles generally accepted in the United States. The revenues and expenses of SSS have been translated at weighted-average exchange rates.

	Three months ended March 31
	2005	2004
Net revenues	$14,725	$17,055
Gross profit	5,294	7,062
Operating expenses	4,876	4,790
Net income	489	1,566

3.  Acquisition

On March 2, 2005, the Company acquired 100% of the outstanding shares of Accurum, Inc. (Accurum) for a $5,000 closing payment, subject to certain adjustments.  Accurum is an IT services provider to the capital markets industry.  The acquisition was accounted for as a purchase and the results of Accurum have been included in the Company’s consolidated results since the date of acquisition.  The purchase price, including acquisition costs paid and net of $294 cash acquired, was allocated to assets acquired and liabilities assumed as follows:

Current assets	$2,961
Property and equipment	424
Other assets	336
Goodwill	1,347
Other intangibles	3,261
Liabilities assumed	(3,391)
Net purchase price	$4,938

Valuation of the intangible assets acquired as reflected above are preliminary and have been included in the Company’s consolidated results.  A third party valuation of the intangible assets is in process.  The purchase agreement provides for possible adjustment of the purchase price upon the Company’s audit of the opening balance sheet, the subsequent collection of accounts receivable acquired and the payment of indemnities pursuant to the purchase agreement.  There are also contingent future payments of up to $7,000 for achievement of certain sales and profitability targets during the fifteen-month post acquisition period.

The Company’s consolidated financial statements include the results of operations for Accurum since the first business day immediately following the acquisition.  Unaudited pro forma results of operations data for the three months ended March 31, 2005 as if the acquisition had occurred as of January 1, 2005 are as follows:

Total revenues	$56,121

Income from operations	10,271

Pro forma net income	8,292

4.  Financial Derivatives

The Company entered into several forward foreign currency contracts during the first quarter of 2005 to hedge foreign currency exchange exposure between the Indian rupee and the U.S. dollar.  As of March 31, 2005, the Company had one forward foreign currency contract outstanding with an aggregate fair market value of $3 million, which matures on May 31, 2005.  The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward foreign currency contract does not qualify for hedge accounting under SFAS No. 133 and, accordingly, is marked-to-market and recorded at fair value in “Accrued Liabilities” in the Consolidated Balance Sheet.  Unrealized gains and losses are reported in “Foreign Exchange Gains (Losses)” in the Consolidated Statements of Income.  The unrealized loss for the three month period ending March 31, 2005 was $11.

5.  Comprehensive Income

The Company’s comprehensive income is comprised of net income and foreign currency translation adjustments and is summarized as follows:

	Three months ended
	March 31
	2005	2004
Net income	$8,207	$5,329
Foreign currency translation adjustments	(621)	597
Total comprehensive income	$7,586	$5,926

6.  Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per share of common stock:

	Three months ended
	March 31
	2005	2004
Basic:
Net income	$8,207	$5,329
Dividends on preferred stock	—	(152)
Income available to common stockholders	$8,207	$5,177

Weighted-average number of shares of common stock outstanding	33,237,959	20,725,776

Basic income per share	$0.25	$0.25

Diluted:
Net income	$8,207	$5,329

Weighted-average number of shares of common stock outstanding	33,237,959	20,725,776
Effect of conversion of preferred stock	—	6,208,998
Effect of dilutive stock options and warrants	4,361,248	1,976,278
Denominator for diluted earnings per share calculation	37,599,207	28,911,052
Diluted income per share	$0.22	$0.18

Securities that are not included in the computation of diluted income per share as their impact is antidilutive:
Stock options and stock warrants	10,422	372,540

7.  Stock Based Compensation

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

	Three months ended March 31
	2005	2004
Net income, as reported	$8,207	$5,329
Compensation expense, as reported, net of tax	101	239
Compensation expense, under the fair value method, net of tax	(1,318)	(174)
Pro forma net income	6,990	5,394
Dividends on preferred stock	—	(152)
Pro forma net income available to common stockholders	$6,990	$5,242

Income per share:
As reported:
Basic	$0.25	$0.25
Diluted	$0.22	$0.18
Pro forma:
Basic	$0.21	$0.25
Diluted	$0.19	$0.19

There were 930,586 stock options exercised during the three month period ended March 31, 2005.

8.  Income Taxes

The Company’s Indian subsidiary, Kanbay Software (India) Private Limited (KSIL), is an export oriented company which, under the Indian Income Tax Act of 1961, is entitled to claim various tax holidays for a period of ten years with respect to its export profits. Substantially all of the earnings of KSIL are attributable to export profits and, therefore, are currently substantially exempt from Indian income tax.  The tax holidays will phase out partially on March 31, 2005.  The Company expects its effective tax rate to increase by approximately 3.0% as a result.  The remainder of the tax holidays will remain in place until March 31, 2009, at which time the Company expects its effective tax rate to increase by approximately 14.0%.  The effect of the income tax holidays was to reduce income tax expense in the three months ended March 31, 2005 and 2004 by approximately $2,416 and $1,007, respectively, and increase diluted income per share by $0.06 and $0.03, respectively.

9.  Segment Information and Significant Customers

The Company operates one line of business—providing information management consulting services.  The Company earns a significant portion of its revenues from a limited number of customers.  During the three months ended March 31, 2005 and 2004, the Company’s largest customer accounted for 52.5% and 58.5%, respectively, of net revenues and the Company’s second largest customer accounted for 9.7% and 10.9%, respectively, of net revenues.  Both of these customers are stockholders of the Company.

The Company’s five largest customers accounted for 76.4% and 81.5% of net revenues during the three months ended March 31, 2005 and 2004, respectively.

10.  Subsequent Events

In February 2004, the Company established a regional off-site development center in St. Louis, Missouri, using 89 former employees of one of its clients as the initial staff.  At the same time the Company established this development center, the U.S. presidential and congressional campaigns created a considerable political debate regarding outsourcing and the use of offshore resources.  In addition, a change in government in India around that time created additional anxiety about the use of offshore outsourcing.  This, in turn, created an interest in the marketplace for regional off-site development centers in the United States.  However, these concerns have since faded and interest in regional off-site development centers has significantly diminished.  As a result, the Company has been unable to redeploy the majority of the St. Louis staff on new billable assignments.  In early May 2005, the Company decided to significantly reduce the staff size at this development center and, on May 10, 2005 terminated 56 of the St. Louis employees.  The Company estimates that its net income will be negatively impacted by approximately $800 in the second quarter of 2005 as a result of the employee termination costs resulting from this workforce reduction at the development center.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global provider of information technology, or IT, services and solutions focused on the financial services industry.  We combine technical expertise with deep industry knowledge to offer a broad suite of services, including business process and technology advice, software package selection and integration, application development, maintenance and support, network and system security and specialized services, through our global delivery model.  We focus on the financial services industry and provide our services primarily to four industry groups with whom we work – credit services, banking, capital markets and insurance.

Revenues increased to $53.5 million during the three months ended March 31, 2005, from $37.0 million for the three months ended March 31, 2004.  Net income increased to $8.2 million, or $0.22 diluted earnings per share, for the three months ended March 31, 2005, from $5.3 million, or $0.18 diluted earnings per share, for the three months ended March 31, 2004.  Revenues increased in each industry group we serve.  However, demand was particularly strong in the insurance and capital markets industries.  Revenues from both related parties and third parties have increased during the current year. One of our on-going key initiatives is to grow our third party revenues which we anticipate will grow at a faster pace than our revenues from related parties for the remainder of 2005.  The majority of our services continue to be provided to clients in North America.  Approximately 79% of our revenues came from work performed in North America, 13% from Asia/Pacific and 8% from Europe in the three months ended March 31, 2005.

Our income from operations increased to $10.2 million during the three months ended March 31, 2005, from $5.8 million for the three months ended March 31, 2004.  As a percentage of revenues, income from operations increased to 19.1% during the three months ended March 31, 2005, from 15.7% for the three months ended March 31, 2004.  Our income from operations increased primarily due to revenue growth and continuous efficiency improvements through managing our operating costs.  Our selling, general and administrative expenses have decreased as a percentage of revenue as our basic support infrastructure, including finance, human resources and IT support functions, enabled us to increase our volume of activity with limited increases in expenditures.

On March 2, 2005, we acquired Accurum, Inc., an IT services provider to the capital markets industry.  Accurum provides application development, enterprise application integration, web services, data warehousing and quality assurance and testing within the front and middle office of capital markets firms, including sales and trading, risk management and research.  We expect that this acquisition will complement the solutions that we offer to our capital markets clients in the areas of asset management, investment banking and securities trading.  Accurum has 169 employees located in the United States and India.  The purchase price consisted of a $5 million closing payment, subject to certain adjustments, plus contingent payments of up to $7 million payable upon the achievement of certain performance targets during the fifteen-month post acquisition period.  Accurum will continue to operate under its own name as a wholly-owned subsidiary of ours.

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Revenues

Our revenues increased by $16.5 million, or 44.6%, from $37.0 million in the three months ended March 31, 2004 compared to $53.5 million in the three months ended March 31, 2005.  Of the $16.5 million increase, $9.0 million resulted from increased sales to third parties, while related party sales increased by $7.5 million.  Revenues increased in the three month period ended March 31, 2005 over the prior year period due to a $16.1 million increase in service revenues and a $362,000 increase in product revenues.  Of the $16.1 million increase in service revenues, $19.8 million resulted from increased billable hours as a result of hiring additional technical professionals, $1.5 million resulted from increased average bill rates, offset in part by a $5.2 million decrease in utilization in the three month period ended March 31, 2005 over the prior year comparable period.  Our actual bill rates are impacted by the type, size and duration of our engagements. For instance, we typically charge higher rates on complex development projects and lower rates on maintenance projects.

Cost of revenues

Our cost of revenues increased by $9.3 million, or 49.5%, from $18.8 million in the three months ended March 31, 2004 to $28.1 million in the three months ended March 31, 2005.  Cost of revenues increased $8.9 million as a result of increased service revenues and $445,000 due to increased product sales in the three month period ended March 31, 2005 over the prior year comparable period.  The $8.9 million increase was primarily due to an increase in the number of technical professionals, which increased from 2,552 as of March 31, 2004 to 3,534 as of March 31, 2005, resulting in an $8.8 million increase in cost of revenues.  Also, an increase in the average exchange rate of the Indian rupee added $135,000 to cost of revenues in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Gross profit

Our gross profit increased by $7.2 million, or 39.6%, from $18.2 million in the three months ended March 31, 2004 to $25.4 million in the three months ended March 31, 2005.  Our gross margin decreased from 49.2% in the three months ended March 31, 2004 to 47.5% in the three months ended March 31, 2005 primarily due to decreased utilization of our on-site technical professional staff.  Our utilization was higher than normal in the three months ended March 31, 2004 as our recruitment of new staff was lower than the demand for our services in that period.  Additionally, our utilization was lower than normal in the three months ended March 31, 2005 primarily due to decreased utilization of technical professional staff at our regional development center in St. Louis Missouri.

Selling, general and administrative expenses

Sales and marketing expenses increased by $674,000, or 15.0% from $4.0 million in the three months ended March 31, 2004 to $4.6 million in the three months ended March 31, 2005.  The increase is attributable to a $257,000 increase in salary and benefit costs as a result of adding sales and marketing staff, a $207,000 increase in professional services, and a $131,000 increase in travel related expenses, in the three months ended March 31, 2005 compared to the prior year comparable period.  This increase is the result of our continued investment in our business development operation, which is designed to facilitate future growth and add new clients.  We are in the process of implementing a new branding and marketing campaign which is designed to increase our visibility as a market leader for IT services in the financial services industry.  As a percentage of revenue, sales and marketing expenses decreased from 10.8% in the three months ended March 31, 2004 to 8.6% in the three months ended March 31, 2005.

General and administrative expenses increased by $1.3 million, or 18.1%, from $7.2 million in the three months ended March 31, 2004 to $8.5 million in the three months ended March 31, 2005.  The increase is attributable to a $799,000 increase in salary and benefit costs, a $688,000 increase in rent and facility costs, a $423,000 increase in accounting, legal and professional service fees offset by a $650,000 decrease in bad debt expense.  Salary and benefit costs increased due to adding general and administrative staff to support the growth of our business.  The facility expansion in Hyderabad and Pune, India resulted in increases to our rental and facility costs during the three months ended March 31, 2005 over the prior year period.  We are expanding our capacity in India to meet future demand for our service offerings to our clients.  Our accounting, legal and professional service fees increased during the three months ended March 31, 2005 compared to the three months ended March 31, 2004, primarily due to an increased reliance on outside experts on accounting, legal and tax matters due to increased complexities in public reporting and compliance.  As a percentage of revenue, general and administrative expenses decreased from 19.5% in the three months ended March 31, 2004 to 15.9% in the three months ended March 31, 2005.  General and administrative expenses have decreased as a percentage of revenue as our basic support infrastructure, including finance, human resources and IT support functions, enabled us to increase our volume of activity with limited increases in expenditures.

Depreciation and amortization

Depreciation and amortization increased by $871,000, or 90.0%, from $1.0 million in the three months ended March 31, 2004 to $1.9 million in the three months ended March 31, 2005.  Of the $871,000 increase, $552,000 was attributable to computer equipment, leasehold improvements and furniture and fixtures at our Hyderabad and Pune facilities and $210,000 was attributable to computer equipment and leasehold improvements at our Rosemont, Illinois facility.

Income from operations

Income from operations increased by $4.4 million, or 75.9%, from $5.8 million in the three months ended March 31, 2004 to $10.2 million in the three months ended March 31, 2005.  As a percentage of revenue, income from operations increased from 15.7% in the three months ended March 31, 2004 to 19.1% in the three months ended March 31, 2005. This was the result of increased revenue growth, reduced selling, general and administrative expenses and depreciation and amortization as a percentage of revenue, offset in part by lower gross margins as a result of decreased utilization of our technical professional staff.

Other income and expense

Interest income increased $458,000, from $20,000 in the three months ended March 31, 2004 to $478,000 in the three months ended March 31, 2005, due to interest earned on our short-term and long-term investments, as proceeds from our initial public offering significantly increased our short-term and long-term investment balances.  Interest expense decreased by $9,000, or 56.2%, from $16,000 in the three month period ended March 31, 2004 to $7,000 in the three month period ended March 31, 2005 as a result of decreased short-term bank borrowings.  Equity in earnings of affiliate decreased $531,000, from $770,000 for the three months ended March 31, 2004 to $239,000 for the three months ended March 31, 2005, due to a decline in operating earnings of SSS Holdings Limited (SSS) in the three months ended March 31, 2005 from the prior year comparable period.  Operating earnings for SSS declined in the first quarter of 2005 compared to the prior year quarter as a result of hiring additional technical professionals for upcoming opportunities at one of its largest clients.  Foreign currency exchange loss increased by $232,000, from a gain of $93,000 in the three months ended March 31, 2004 to a loss of $139,000 in the three months ended March 31, 2005 as a result of exchange rate fluctuations in the currencies of the countries in which we operate.

Provision for income taxes

Our provision for income taxes increased $1.2 million, or 92.3%, from $1.3 million in the three months ended March 31, 2004 to $2.5 million in the three months ended March 31, 2005.  Our effective tax rate was 23.6% for the three months ended March 31, 2005, and 20.0% for the three months ended March 31, 2004.

Net income

Net income increased by $2.9 million, or 54.7%, from $5.3 million in the three months ended March 31, 2004 to $8.2 million in the three months ended March 31, 2005.  As a percentage of revenue, net income increased from 14.3% in the three months ended March 31, 2004 to 15.3% in the three months ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2005, we had $75.2 million in cash and investments compared to $91.7 million as of December 31, 2004.  Of the $75.2 million, we had $12.3 million in non-restricted cash, $2.5 million in restricted cash, $42.2 million in short-term investments and $18.2 million in long-term investments.  Of the $12.3 million non-restricted cash balance as of March 31, 2005, $6.3 million was held in accounts in the United States, $1.1 million was held in accounts in India, $2.2 million was held in accounts in Europe and $2.7 million was held in accounts in Asia Pacific.  At December 31, 2004, we had $29.1 million in non-restricted cash, $2.5 million in restricted cash, $35.7 million in short-term investments and $24.4 million in long-term investments.  Of the $29.1 million non-restricted cash balance as of December 31, 2004, $22.2 million was held in accounts in the United States, $2.6 million was held in accounts in India and $2.3 million was held in accounts in Europe with the balance of $2.0 million held in Asia Pacific.  At both March 31, 2005 and December 31, 2004, we had restricted cash in the form of certificates of deposit for $2.5 million which secures letters of credit issued by our U.S. lender in lieu of security deposits for leases of our offices in Rosemont, Illinois and New York, New York.  The funds held at locations outside of the United States are for future operating expenses, and we have no intention of repatriating those funds. We are not, however, restricted from repatriating those funds back to the United States, if necessary. While we expect that cash generated by our Indian subsidiary will be reinvested in India to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments would be subject to a withholding tax of 12.8%.

Operating activities resulted in a $9.4 million use of funds during the three months ended March 31, 2005 as compared to a $13.6 million use of funds during the three months ended March 31, 2004.  Net cash used in the three months ended March 31, 2005 was attributable to $10.0 million in net income net of non-cash adjustments, a $12.2 million increase in accounts receivable, a $3.1 million decrease in other assets, a $10.2 million decrease in other current liabilities, and a $96,000 decrease in accounts payable.  Accounts receivable increased by $12.2 million due to increased revenues in the three month period ending March 31, 2005 over the prior year quarter and an increase in accounts receivable resulting from new statements of work signed with some of our largest clients.  Other assets decreased by $3.1 million primarily due to a decrease in our net U.S. federal tax receivable as a result of accruing an additional tax provision in the three months ended March 31, 2005.  Other current liabilities decreased $10.2 million due to the payment of $7.7 million in bonus payments and a $1.5 million decrease in customer advances relating to Morgan Stanley.

Net cash used in operating activities in the three months ended March 31, 2004 was attributable to $5.9 million in net income net of non-cash adjustments, a $16.4 million increase in accounts receivable, a decrease of current liabilities of $1.3 million due to the payment of annual bonuses and an increase in other assets of $1.8 million, of which $1.1 million represented deferred costs associated with our initial public offering.  Accounts receivable increased by $16.4 million due to prepayments for services by certain clients in December 2003 to facilitate their year-end closing and a seasonal increase in accounts receivable during the three months ended March 31, 2004.

The non-cash items consisted primarily of depreciation and amortization and non-cash stock compensation expense offset by equity in earnings of affiliate. Earnings from our affiliate, SSS, are reflected in non-cash items as a use of cash in the operating activities section of the statement of cash flows.  Dividends received from SSS are reflected as an investing activity.

Net cash used in investing activities was $8.9 million for the three months ended March 31, 2005 and $2.7 million for the three months ended March 31, 2004.  On March 2, 2005, we acquired Accurum, Inc. for a purchase price consisting of a $5 million closing payment, subject to certain adjustments, plus contingent payments of up to $7 million payable upon the achievement of certain performance targets.  The $5 million closing payment is net of $232,000 in acquisition costs paid and $294,000 of cash received as a result of the acquisition.  We purchased short-term investments for $218,000 with the reinvestment of interest income on our short-term and long-term investments during the three months ended March 31, 2005.  We used $3.8 million of cash in the three months ended March 31, 2005 and $2.7 million of cash in the three months ended March 31, 2004 to purchase property and equipment primarily for the Hyderabad and Pune, India facilities.

Financing activities generated cash of $1.4 million for the three months ended March 31, 2005 as a result of stock option exercises.  We received proceeds of $1.5 million from borrowings on a bank line of credit during the three months ended March 31, 2004.

We have a $7.5 million revolving line of credit with Silicon Valley Bank, all of which was available on March 31, 2005. Our credit facility is secured by the grant of a security interest in all of our assets in favor of the bank and contains covenants and limitations, including limitations on our ability to dispose of assets, incur indebtedness, create liens, make certain investments, pay dividends and merge or consolidate. Our credit facility also contains certain financial statement reporting obligations and requires us to maintain certain financial covenants, including a quick ratio of at least 1.25 to 1 and an EBITDA ratio not to exceed 2 to 1. Under our credit facility, our quick ratio is the ratio of our current assets to our current liabilities minus deferred revenue and any current portion of subordinated debt.  Our EBITDA ratio is the ratio of all amounts we owe to Silicon Valley Bank under our credit facility to EBITDA. Advances made under our credit facility accrue interest at a per annum rate equal to the prime rate.  In April 2005, we extended our existing credit facility with Silicon Valley Bank through April 28, 2006.  We are currently in compliance with the covenants contained in our credit facility and believe that our credit facility provides sufficient flexibility so that we will remain in compliance with its terms.

Our Indian subsidiary, KSIL, has a credit facility with Citibank India which provides for a line of credit of approximately $2.0 million maturing in December 2006.  This credit facility provides for bank guarantees and letters of credit in foreign currency.  As of March 31, 2005, KSIL had a bank guarantee of approximately $995,000 outstanding and $199,000 in open letters of credit which relate to the import of capital equipment relating to our Pune facility expansion program.

We expect to continue our facilities expansion program in India and expect our capital spending for the full year 2005 to be approximately $32 million, relating primarily to the construction of our new delivery center in Hyderabad, India and the expansion of our delivery center in Pune, India.

We currently lease space for our employees in Hyderabad, India. These leases expire near the time construction of our new facility in Hyderabad is scheduled to be completed.  Construction of the Hyderabad facility started in April 2005 and we are expecting to complete phase one of this project by March 2006 and phase two by the fourth quarter of 2006.  Completion of phase one of this project will provide seating capacity for an additional 2,000 associates.  In our current lease agreement, we have options for short-term lease extensions if we experience construction delays, which will allow us to move our Hyderabad employees from leased space to our new facility upon its completion.  The completion of this project in phases, based on the need to meet increased client demand, will allow us to minimize the impact on future financial performance if we experience an unexpected hiring reduction. As a result, the projected impact on our operating profit due to unoccupied space in the initial occupancy periods of our new facility is projected to be a maximum of $28,000 per month. The transfer of employees from leased space to our new facility in Hyderabad will result in a net reduction in expenses of approximately $770,000 per year.  This net reduction will result from reduced general and administrative expenses of approximately $1.1 million per year partially offset by an increase in depreciation of approximately $357,000 per year.

In August 2004, we entered into an agreement to acquire the real estate for our new delivery center in Hyderabad, India from an Indian government entity.  At this time, we are not required to make payment for the real estate.  Under the terms of the agreement, we must invest approximately $11 million in our Hyderabad delivery center and employ at least 3,000 persons at the center in order to acquire title to the real estate.  We are only required to make payment to the seller to the extent we employ fewer than 3,000 persons by August 2011.  The amount we will be required to pay, if any, will be in direct proportion to $995,000 based on the number of employees at August 2011, if less than 3,000.  For example, if we only employ 2,000 persons at the new delivery center in August 2011, we will be required to pay the seller $331,667.  In November 2004, we provided a bank guarantee of $995,000 toward the purchase price for the real estate.  The bank guarantee will be revised in 2006, and each year thereafter, based upon the number of employees actually employed at the new delivery center in proportion to our commitment to hire at least 3,000 employees at the new delivery center.

In February 2004, we established a regional off-site development center in St. Louis, Missouri, using 89 former employees of one of our clients as the initial staff.  At the time we established this development center, the U.S. presidential and congressional campaigns created a considerable political debate regarding outsourcing and the use of offshore resources.  In addition, a change in government in India around that time created additional anxiety about the use of offshore outsourcing.  This, in turn, created an interest in the marketplace for regional off-site development centers in the United States.  However, these concerns have since faded and interest in regional off-site development centers has significantly diminished.  As a result, we have has been unable to redeploy the majority of the St. Louis staff on new billable assignments.  In early May 2005, we decided to significantly reduce the staff size at this development center and, on May 10, 2005, terminated 56 of the St. Louis employees.  We estimate that our net income will be negatively impacted by approximately $800,000 in the second quarter of 2005 as a result of the employee termination costs resulting from this workforce reduction at the development center.

We currently lease a portion of our facility in Pune, India from PSP Corporation.  We have been engaged in negotiations to purchase PSP Corporation but have not yet reached a definitive agreement.  In January 2005, we signed a memorandum of understanding with Mahindra Industrial Park Ltd (MIPL), in Chennai, India for a long-term leasehold interest in 30 acres of real estate.  This real estate has been granted Special Economic Zone status, which provides certain corporate and sales tax exemptions upon the fulfillment of certain export obligations.  We expect to complete our title search and legal due diligence on this land by the end of the second quarter of 2005, at which time we intend to finalize the lease agreement.

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

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements often are proceeded by words such as “believes,” “expects,” “may,” “anticipates,” “plans,” “intends,” “assumes,” “will” or similar expressions.  Forward-looking statements reflect management’s current expectations, as of the date of this report, and involve certain risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.  Some of the factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include the “Risk Factors” described in Exhibit 99.1 of the Company’s annual report on Form 10-K.

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

Our most significant foreign currency exchange rate exposure relates to fluctuations in the Indian rupee.  In December 2004, we adopted a foreign currency exchange management policy.  This policy authorizes us to hedge our exposure to the Indian rupee to offset the effect of changes in the exchange rate.  Pursuant to this policy, we entered into several forward contracts during the first quarter of 2005 to hedge foreign currency exchange exposure between the Indian rupee and the U.S. dollar.  As of March 31, 2005, the Company had one forward foreign currency contract representing an aggregate amount of $3.0 million outstanding with a maturity date of May 31, 2005.  We have performed a quantitative analysis of our currency rate exposure to the Indian rupee as of March 31, 2005.  Based on our current cost structure, a 10% appreciation in the Indian rupee against the U.S. dollar would cause our gross profit margin to decrease by 1.3% and our operating profit margin to decline by 1.9% and our other income to decrease by $1.3 million.  We do not enter into derivative instruments for trading purposes.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.

As of March 31, 2005, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, have concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in internal control.

As of March 31, 2005, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these controls.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2004, we completed our initial public offering of shares of our common stock.  In connection with our initial public offering, we offered and sold 5,362,500 shares of our common stock and Household Investment Funding, Inc. (“HIFI”) offered and sold 1,787,500 shares of our common stock at a price of $13.00 per share.  The offer and sale of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1, as amended (File No. 333-113495), which was declared effective by the Securities and Exchange Commission on July 21, 2004.  The managing underwriters in this offering were UBS Securities LLC, Robert W. Baird & Co. Incorporated and Janney Montgomery Scott LLC.  On August 4, 2004, certain selling stockholders offered and sold 1,072,500 additional shares of our common stock at a price of $13.00 per share upon the exercise of the underwriters’ over-allotment option.

The aggregate price of the shares sold in our initial public offering, including the shares sold pursuant to the underwriter’s over-allotment option, was $106.9 million.  Our portion of the net proceeds from the initial public offering was $60.4 million.  In connection with the initial public offering, we paid underwriting discounts and commissions of $4.9 million and offering expenses of $4.5 million.  We did not receive any proceeds from the sale of the 1,787,500 shares sold by HIFI or the 1,072,500 shares sold by other selling stockholders pursuant to the underwriters’ over-allotment option.  The net proceeds were invested in interest bearing short-term and long-term marketable securities.  We currently plan to spend approximately $45 million of the net proceeds for the construction of a new delivery center in Hyderabad, India and the expansion of our delivery center in Pune, India.  We intend to use the balance of the proceeds for working capital and other general corporate purposes, including additional infrastructure expansion or acquisitions of or strategic investments in complementary businesses, technologies or services.  We spent approximately $8 million of the net proceeds in 2004 and $2.5 million of the net proceeds in the three months ended March 31, 2005 for the renovation of our facilities in Pune.  In addition, we spent $5 million of the net proceeds in connection with the acquisition of 100% of the outstanding shares of Accurum, Inc. on March 2, 2005.

Item 5.  Other Information

In February 2004, we established a regional off-site development center in St. Louis, Missouri, using 89 former employees of one of our clients as the initial staff.  At the same time the Company established this development center, the U.S. presidential and congressional campaigns created a considerable political debate regarding outsourcing and the use of offshore resources.  In addition, a change in government in India around that time created additional anxiety about the use of offshore outsourcing.  This, in turn, created an interest in the marketplace for regional off-site development centers in the United States.  However, these concerns have since faded and interest in regional off-site development centers has significantly diminished.  As a result, we have been unable to redeploy the majority of the St. Louis staff on new billable assignments.  In early May 2005, we decided to significantly reduce the staff size at this development center and, on May 10, 2005, terminated 56 of the St. Louis employees.  We estimate that our net income will be negatively impacted by approximately $800,000 in the second quarter of 2005 as a result of the employee termination costs resulting from this workforce reduction at the development center.  The estimate of these employee termination costs was included in the earnings guidance that we issued on April 28, 2005.  As a result, we do not expect these employee termination costs to affect that guidance.

Item 6.  Exhibits

(a)  The following is a list of exhibits filed as part of this Form 10-Q:

10.1	Kanbay 2005 Global Leadership Bonus Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors (incorporated by reference to Exhibit 99.1 to the Form 10-K filed by the Registrant on March 30, 2005).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KANBAY INTERNATIONAL, INC.

Date: May 13, 2005	By: /s/ Raymond J. Spencer
Raymond J. Spencer
Chairman of the Board and Chief Executive Officer
(Principal executive officer)

Date: May 13, 2005	By: /s/ William F. Weissman
William F. Weissman
Executive Vice President, Chief Financial Officer
and Secretary
(Principal financial and accounting officer)

EXHIBIT INDEX

Number	Description

10.1	Kanbay 2005 Global Leadership Bonus Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Risk Factors (incorporated by reference to Exhibit 99.1 to the Form 10-K filed by the Registrant on March 30, 2005).