Form 10-Q
period 2005-06-30
KANBAY INTERNATIONAL INC
filed 2005-08-12
CIK 1125011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ending June 30, 2005

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

Yes:  ☐  No:  ☒

As of August 10, 2005, the Registrant had 34,328,164 shares of Common Stock, $0.001 par value per share, outstanding.

KANBAY INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Kanbay International, Inc.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,161	$29,126
Restricted cash	2,478	2,478
Short term investments, held to maturity at amortized cost	32,021	35,730
Accounts receivable-related parties	25,158	10,007
Accounts receivable-third parties	16,085	14,657
Employee and other receivables	1,832	1,599
Deferred income taxes	1,084	1,084
Prepaid expenses and other	9,333	14,416
Total current assets	109,152	109,097
Property and equipment (at cost):
Land and building	11,237	6,291
Computer equipment	19,783	17,538
Computer software	5,315	5,407
Furniture and fixtures	7,301	5,691
Leasehold improvements	6,173	3,105
	49,809	38,032
Less accumulated depreciation	19,327	17,141
	30,482	20,891
Investment in affiliate	23,257	25,094
Long term investments, held to maturity at amortized cost	17,664	24,424
Goodwill	2,167	—
Other intangibles, net	3,483	—
Deferred income taxes	660	660
Other assets	329	—
Total assets	$187,194	$180,166

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,980	$3,973
Amounts due to subcontractors	862	565
Deferred revenue	1,209	4,017
Customer deposit-related party	—	4,106
Accrued liabilities	21,875	24,425
Total current liabilities	27,926	37,086
Total liabilities	27,926	37,086

Stockholders’ equity:
Common Stock, par value $0.001 per share, 200,000,000 shares authorized, 34,269,433 and 32,989,935 shares issued and outstanding at June 30, 2005 and December 31, 2004 respectively	34	33
Additional paid-in capital	122,983	120,641
Retained earnings	32,039	16,554
Cumulative foreign currency translation adjustments	4,212	5,852
Total stockholders’ equity	159,268	143,080
Total liabilities and stockholders’ equity	$187,194	$180,166

See accompanying notes to the unaudited consolidated financial statements.

Kanbay International, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands except per share amounts)

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Net revenues—related parties	$35,299	$29,331	$68,539	$55,091
Net revenues—third parties	21,719	15,419	41,939	26,664
Total revenues	57,018	44,750	110,478	81,755
Cost of revenues	30,729	24,149	58,826	42,914
Gross profit	26,289	20,601	51,652	38,841
Sales and marketing expenses	4,574	4,183	9,214	8,149
General and administrative expenses	10,486	7,378	18,963	14,556
Stock compensation expense	71	307	203	606
Total selling, general and administrative expenses	15,131	11,868	28,380	23,311

Depreciation and amortization	2,133	1,185	4,041	2,222
Loss (gain) on sale of fixed assets	189	(10)	229	(20)
Income from operations	8,836	7,558	19,002	13,328
Other income (expense):
Interest expense	(4)	(1)	(11)	(17)
Interest income	483	22	961	42
Foreign exchange loss	(188)	(103)	(327)	(10)
Equity in earnings of affiliate	438	614	677	1,384
Gain on sale of net assets	270	—	270	—
Other, net	1	—	1	22
	1,000	532	1,571	1,421
Income before income taxes	9,836	8,090	20,573	14,749
Income tax expense	2,558	1,660	5,088	2,990
Net Income	7,278	6,430	15,485	11,759
Dividends on preferred stock	—	(125)	—	(277)
Income available to common stockholders	$7,278	$6,305	$15,485	$11,482

Income per share of common stock:
Basic	$0.21	$0.29	$0.46	$0.54
Diluted	$0.19	$0.21	$0.41	$0.40

The composition of stock compensation expense is as follows:
Cost of revenues	$—	$98	$46	$241
Sales and marketing expenses	—	56	15	111
General and administrative expenses	71	153	142	254
	$71	$307	$203	$606

See accompanying notes to the unaudited consolidated financial statements.

Kanbay International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Six months ended June 30
	2005	2004
OPERATING ACTIVITIES
Net income	$15,485	$11,759
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,041	2,222
Loss (gain) on sale of fixed assets	229	(20)
Gain on sale of net assets (refer to Note 4)	(270)	—
Stock compensation expense	203	606
Equity in earnings of affiliate	(677)	(1,384)
Changes in operating assets and liabilities:
Accounts receivable	(14,137)	(19,076)
Other assets	(2,640)	(3,630)
Accounts payable	(425)	1,230
Other current liabilities	(4,209)	1,736
Net cash used in operating activities	(2,400)	(6,557)
INVESTING ACTIVITIES
Additions to property and equipment	(13,407)	(5,415)
Proceeds from sale of fixed assets	—	18
Proceeds from sale of net assets, net of costs (refer to Note 4)	351	—
Purchase of business, net of cash acquired	(6,097)	—
Sale of short term investments	10,468	—
Dividends received from affiliate	975	913
Net cash used in investing activities	(7,710)	(4,484)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,105	—
Proceeds from exercise of warrants	—	294
Net cash provided by financing activities	2,105	294
Effect of exchange rates on cash	40	(51)
Decrease in cash and cash equivalents	(7,965)	(10,798)
Cash and cash equivalents at beginning of period	29,126	17,419
Cash and cash equivalents at end of period	$21,161	$6,621

See accompanying notes to unaudited consolidated financial statements.

Kanbay International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three and six months ended June 30, 2005 and 2004

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

2.  Investment in Affiliate

The Company accounts for its 48.97% interest in SSS Holdings Limited (SSS), a UK company, under the equity method of accounting.  Under the equity method of accounting, the Company’s share of income or loss of SSS is recorded as “equity in earnings of affiliate” in the consolidated statements of income.  Changes in the carrying value of SSS consist of the following:

	June 30 2005	December 31 2004
Carrying value in SSS at beginning of period	$25,094	$22,185
Equity in earnings of SSS	677	2,517
Cash dividend received from SSS	(975)	(1,406)
Foreign currency translation adjustments	(1,574)	1,889
Change in ownership percentage and other	35	(91)
Carrying value in SSS at end of period	$23,257	$25,094

Unaudited condensed results of operations of SSS are summarized below.  All amounts are presented in accordance with accounting principles generally accepted in the United States.  The revenues and expenses of SSS have been translated at weighted-average exchange rates.

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Net revenues	$15,172	$15,765	$29,897	$32,820
Gross profit	5,422	6,191	10,716	13,253
Operating expenses	4,559	4,341	9,435	9,131
Net income	893	1,257	1,382	2,823

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

Current assets	$2,961
Property and equipment	424
Other assets	336
Goodwill	2,167
Other intangibles	3,600
Liabilities assumed	(3,391)
Net purchase price	$6,097

During the second quarter of 2005, a valuation of the intangible assets was performed by a third party which resulted in an adjustment to goodwill to recognize the fair value of the other intangible assets acquired which includes a customer list and non-compete agreements.  The net purchase price has been adjusted from $4,938 as of March 31, 2005 to $6,097 as of June 30, 2005 due to a $(383) working capital adjustment in accordance with the terms of the stock purchase agreement, an additional contingent payment of $1,500 due to meeting certain sales targets and an additional $42 in legal fees relating to the acquisition.  The purchase agreement provides for contingent future payments of up to $5,500 for achievement of certain sales and profitability targets during the fifteen-month post acquisition period.  These contingent future payments may affect the final net purchase price.

The Company’s consolidated financial statements include the results of operations for Accurum since the first business day immediately following the acquisition.  Unaudited pro forma results of operations data for the three and six months ended June 30, 2005 as if the acquisition had occurred as of January 1, 2005 are as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Total revenues	$57,018	$113,139

Income from operations	8,836	19,107

Pro forma net income	7,278	15,570

4. Sale of Net Assets

On May 31, 2005, we sold our security and connectivity business in Australia to Loop Technology Pty Limited (“Loop”) for a net purchase price of approximately $351.  Our security and connectivity business sold third party software licenses and provided support for those products.  The sale of our product business will allow us to focus on growing our core services business.  We have entered into a transitional services agreement with Loop to provide certain administrative services through the first quarter of 2006.  In addition, we have entered into a sublease agreement with Loop for the office space leased in Melbourne and Brisbane over the remainder of the lease period.   We have recognized a gain of $270 on the sale of this business during the second quarter of 2005.

5.  Reduction in Workforce

In February 2004, the Company established a regional off-site development center in St. Louis, Missouri, using 89 former employees of one of its clients as the initial staff.  At the time the Company established this development center, the U.S. presidential and congressional campaigns created a considerable political debate regarding outsourcing and the use of offshore resources.  In addition, a change in government in India around that time created additional anxiety about the use of offshore outsourcing.  This, in turn, created an interest in the marketplace for regional off-site development centers in the United States.  However, these concerns have since faded and interest in regional off-site development centers has significantly diminished.  As a result, the Company was unable to redeploy the majority of the St. Louis staff on new billable assignments.  In early May 2005, the Company decided to significantly reduce the staff size at this development center and, on May 10, 2005, terminated 56 of the St. Louis employees.  The Company recognized a charge of approximately $800 in the second quarter of 2005 as a result of the employee termination costs resulting from this workforce reduction.  The Company paid all termination costs prior to June 30, 2005.  The employee termination costs are reflected in the “Cost of Revenues” in the Consolidated Statements of Income.

6.  Financial Derivatives

The Company entered into several forward foreign currency contracts in 2005 to hedge foreign currency exchange exposure between the Indian rupee and the U.S. dollar.  As of June 30, 2005, the aggregate fair market value of outstanding forward foreign currency contracts was $28.5 million, with maturity dates ranging from August 2005 through April 2006.  The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The forward foreign currency contracts do not qualify for hedge accounting under SFAS No. 133 and, accordingly, are marked-to-market and recorded at fair value in “Accrued Liabilities” in the Consolidated Balance Sheet.  Unrealized gains and losses are reported in “Foreign Exchange Gains (Losses)” in the Consolidated Statements of Income.  The unrealized loss for the three and six month periods ending June 30, 2005 was $21 and $32, respectively.

7. Comprehensive Income

The Company’s comprehensive income is comprised of net income and foreign currency translation adjustments and is summarized as follows:

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Net income	$7,278	$6,430	$15,485	$11,759
Foreign currency translation adjustments	(1,019)	(249)	(1,640)	347
Total comprehensive income	$6,259	$6,181	$13,845	$12,106

8.  Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per share of common stock:

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Basic:
Net income	$7,278	$6,430	$15,485	$11,759
Dividends on preferred stock	—	(125)	—	(277)
Income available to common stockholders	$7,278	$6,305	$15,485	$11,482

Weighted-average number of shares of common stock outstanding	34,058,128	21,828,474	33,581,125	21,277,125

Basic income per share	$0.21	$0.29	$0.46	$0.54

Diluted:
Net income	$7,278	$6,430	$15,485	$11,759

Weighted-average number of shares of common stock outstanding	34,058,128	21,828,474	33,581,125	21,277,125
Effect of conversion of preferred stock	—	5,134,503	—	5,671,751
Effect of dilutive stock options and warrants	3,354,819	2,945,747	3,858,034	2,472,564
Denominator for diluted earnings per share calculation	37,412,947	29,908,724	37,439,159	29,421,440

Diluted income per share	$0.19	$0.21	$0.41	$0.40

Securities that are not included in the computation of diluted income per share as their impact is antidilutive:
Stock options and warrants	153,355	—	81,889	—

9.  Stock Based Compensation

The Company accounts for stock options granted to employees under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”   For options granted where the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.  For options granted where the number of shares is fixed and the exercise price is less than the market price of the underlying stock on the date of grant, the Company has recognized stock compensation expense for the difference between the market price and the exercise price over the vesting period using the straight line method.   Had compensation costs been determined in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s pro forma net income would have been as follows:

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Net income, as reported	$7,278	$6,430	$15,485	$11,759
Compensation expense, as reported	53	246	154	485
Compensation expense, under the fair value method	(1,280)	(171)	(2,598)	(346)
Pro forma net income	6,051	6,505	13,041	11,898
Dividends on preferred stock	—	(125)	—	(277)

Pro forma net income available to common stockholders	$6,051	$6,380	$13,041	$11,621

Income per share:
As reported:
Basic	$0.21	$0.29	$0.46	$0.54
Diluted	$0.19	$0.21	$0.41	$0.40
Pro forma:
Basic	$0.18	$0.29	$0.39	$0.55
Diluted	$0.16	$0.22	$0.35	$0.41

Stock options exercised during the three month and six month periods ended June 30, 2005 were 317,970 and 1,305,489, respectively.

10.  Income Taxes

The Company’s Indian subsidiary, Kanbay Software (India) Private Limited (KSIL), operates three software export units which, under the Indian Income Tax Act of 1961, are entitled to claim various tax holidays for a period of up to ten years with respect to its export profits.   Substantially all of the earnings of KSIL are attributable to export profits.  The tax holidays on one of the units ended on March 31, 2005 resulting in a 3.0% increase to the Company’s effective tax rate.  The remainder of the tax holidays will remain in place until March 31, 2009, at which time the Company expects its effective tax rate to increase an additional 11.0%.  The effect of the income tax holidays was to reduce income tax expense for the three months ended June 30, 2005 and 2004 by approximately $1,264 and $613, respectively, and increase diluted income per share by $0.03 and $0.02, respectively.  The effect of the income tax holidays was to reduce income tax expense for the six months ended June 30, 2005 and 2004 by approximately $3,680 and $1,588, respectively, and increase diluted income per share by $0.10 and $0.05, respectively.

11.  Segment Information and Significant Customers

The Company operates one line of business—providing information management consulting services.  The Company earns a significant portion of its revenues from a limited number of customers. During the three months ended June 30, 2005 and 2004, the Company’s largest customer accounted for 51.8% and 55.4%, respectively, of net revenues and the Company’s second largest customer accounted for 10.1% and 10.2%, respectively, of net revenues.  During the six months ended June 30, 2005 and 2004, the Company’s largest customer accounted for 52.9% and 56.8%, respectively, of net revenues and the Company’s second largest customer accounted for 9.9% and 10.6%, respectively, of net revenues.  Both of these customers are stockholders of the Company. The Company’s five largest customers accounted for 72.6% and 81.1% of net revenues during the three months ended June 30, 2005 and 2004, respectively.

The Company’s five largest customers accounted for 74.4% and 81.1% of net revenues during the six months ended June 30, 2005 and 2004, respectively.

12. New Accounting Standards

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004) – Share-Based Payment (“SFAS 123R”). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  The statement focuses primarily on accounting for transactions when an entity obtains employee services in share-based payment transactions.  The statement provides for a prospective application of the new standard under which compensation cost will be recognized on or after the required effective date for all future share based award grants and the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123R for pro forma disclosures.  For periods before the required effective date, we may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123R.  We have not yet determined whether we will elect to adopt the modified version of retrospective application.

On April 14, 2005 the Securities and Exchange Commission (“SEC”) approved a new rule that delays the effective date of SFAS 123R. Under the SEC’s rule, FAS 123R is now effective for Kanbay beginning January 1, 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global provider of information technology, or IT, services and solutions focused on the financial services industry.  We combine technical expertise with deep industry knowledge to offer a broad suite of services, including application development, maintenance and support, software package selection and integration, business process and technology advice, and specialized services, through our global delivery model.  We focus on the financial services industry and provide our services primarily to four industry groups with whom we work – credit services, banking, capital markets and insurance.

Revenues increased to $57.0 million and $110.5 million during the three and six months ended June 30, 2005, from $44.8 million and $81.8 million for the three and six months ended June 30, 2004, respectively.  Net income increased to $7.3 million and $15.5 million, or $0.19 and $0.41 diluted earnings per share, for the three and six months ended June 30, 2005, respectively, from $6.4 million and $11.8 million, or $0.21 and $0.40 diluted earnings per share, for the three and six months ended June 30, 2004.  The number of dilutive shares used in the diluted earnings per share calculation is 7,504,222 higher in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 and 8,017,719 higher in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.  The number of dilutive shares increased primarily due to our initial public offering in July 2004.  Revenues increased in each industry group we serve.  However, demand was particularly strong in the credit services, insurance and capital markets industries.  Revenues from both related parties and third parties have increased during the current year.  One of our on-going key initiatives is to grow our third party revenues, which we anticipate will grow at a faster pace than our revenues from related parties for the remainder of 2005.  The majority of our services continue to be provided to clients in North America.  Approximately 81% of our revenues came from services performed in North America, 11% from India and Asia Pacific and 8% from Europe in the three months ended June 30, 2005.

Our income from operations increased to $8.8 million and $19.0 million during the three and six months ended June 30, 2005, from $7.6 million and $13.3 million for the three and six months ended June 30, 2004.  As a percentage of revenues, income from operations decreased from 17.0% to 15.4% during the three months ended June 30, 2005 and 2004, respectively.  Income from operations, as a percentage of revenues, increased from 16.3% to 17.2% during the six months ended June 30, 2005 and 2004, respectively.  Our income from operations increased in both the three and six month periods ended June 30, 2005 primarily due to revenue growth and continuous efficiency improvements through managing our operating costs.  Our operating margins declined during the three months ended June 30, 2005 compared to the comparable prior year period due to annual salary increases effective on April 1, 2005, non-recurring severance charges relating to the downsizing of our St. Louis, Missouri facility and additional visa expenses to support the growth of our business.  Our continual focus on managing operating costs resulted in an increase in operating margins during the six months ended June 30, 2005 compared to the prior year comparable period as our basic infrastructure, including finance, human resources and IT support functions enabled us to increase our volume of activity with limited increases in expenditures.

On May 31, 2005, we sold our security and connectivity business in Australia to Loop Technology Pty Limited.  Our security and connectivity business sold third party software licenses and provided support for those products.

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Revenues

Our revenues increased by $12.2 million, or 27.2%, from $44.8 million in the three months ended June 30, 2004 compared to $57.0 million in the three months ended June 30, 2005.  Of the $12.2 million increase, $6.3 million resulted from increased sales to third parties, while related party sales increased by $5.9 million.  Revenues increased in the three month period ended June 30, 2005 over the prior year period due to a $12.9 million increase in service revenues offset by a $701,000 decrease in product revenues.  Of the $12.9 million increase in service revenues, $13.0 million resulted from increased billable hours as a result of hiring additional technical professionals, $0.4 million resulted from increased average bill rates for onsite technical professionals, offset in part by a $0.5 million decrease in utilization in the three month period ended June 30, 2005 over the prior year comparable period.  Our actual bill rates are impacted by the type, size and duration of our engagements. For instance, we typically charge higher rates on complex development projects and lower rates on maintenance projects.  Our product revenue decreased by $701,000 in the three month period ended June 30, 2005 compared to the comparable prior year period due to the sale of our Australian security and connectivity business during the second quarter of 2005.

Cost of revenues

Our cost of revenues increased by $6.5 million, or 26.9%, from $24.2 million in the three months ended June 30, 2004 to $30.7 million in the three months ended June 30, 2005.  Cost of revenues increased by $7.1 million as a result of increased service revenues and decreased by $597,000 as a result of decreased product sales in the three month period ended June 30, 2005 over the prior year comparable period.  Of the $7.1 million increase in cost of service revenues, $6.5 million was due to an increase in total salary and wages for our delivery organization.  The size of our delivery organization increased from 3,121 technical professionals as of June 30, 2004 to 4,252 as of June 30, 2005.  The remainder of the increase relates to an $800,000 charge for severance costs relating to the St. Louis, Missouri facility downsizing, offset by an $185,000 decrease in the average exchange rate of the Indian rupee which reduced costs in the three months ended June 30, 2005 compared to the prior year comparable period.

Gross profit

Our gross profit increased by $5.7 million, or 27.7%, from $20.6 million in the three months ended June 30, 2004 to $26.3 million in the three months ended June 30, 2005.  Our gross margin increased slightly from 46.0% in the three months ended June 30, 2004 to 46.1% in the three months ended June 30, 2005.  Our gross margin was negatively impacted by a nonrecurring charge for severance costs relating to the downsizing of the St. Louis, Missouri facility during the second quarter of 2005 and the annual salary increases effective on April 1, 2005.  The decline in gross margin was offset by improved profitability on projects delivered during the quarter.  We anticipate gross margins to remain around the current level in the third quarter with the elimination of the nonrecurring St. Louis severance charge, offset by additional salary increases to be paid in the third quarter, lower margins on new projects in the ramp up stage and fewer billing days.

Selling, general and administrative expenses

Sales and marketing expenses increased by $391,000, or 9.3% from $4.2 million in the three months ended June 30, 2004 to $4.6 million in the three months ended June 30, 2005.  The increase is attributable to additional selling and marketing headcount from the Accurum acquisition in March 2005, annual salary increases which were effective on April 1, 2005, and branding costs relating to the roll out of our marketing campaign during the second quarter of 2005 which was designed to increase our visibility as a market leader for IT services in the financial services industry.  Our continued investment in our business development operation is designed to facilitate future growth and add new clients.  We plan to add at least two new people to our global sales force each quarter to support this growth.  As a percentage of revenue, sales and marketing expenses decreased from 9.4% in the three months ended June 30, 2004 to 8.1% in the three months ended June 30, 2005.

General and administrative expenses increased by $3.1 million, or 41.9%, from $7.4 million in the three months ended June 30, 2004 to $10.5 million in the three months ended June 30, 2005.  The increase is attributable to an $800,000 increase in visa costs, a $440,000 increase in salary and benefit costs, a $380,000 increase in rent and facility costs, a $621,000 increase in accounting, legal and professional service fees, a $615,000 increase due to the Accurum acquisition, and a $200,000 increase in bad debt expense.  Visa costs increased as a result of increasing the number of visa applications to support anticipated on-site staffing requirements.  Salary and benefit costs increased as a result of the April 1, 2005 annual salary increases and the addition of general and administrative staff to support the growth of our business.  The facility expansion in Hyderabad and Pune, India resulted in increases to our rental and facility costs during the three months ended June 30, 2005 over the prior year period.  We are expanding our capacity in India to meet future demand for our service offerings to our clients.  Our accounting, legal and professional service fees increased during the three months ended June 30, 2005 compared to the three months ended June 30, 2004, primarily due to an increased reliance on outside experts on accounting, legal and tax matters due to increased complexities in public reporting and compliance.  We acquired Accurum in March 2005 which contributed to additional general and administrative costs.  As a percentage of revenue, general and administrative expenses increased from 16.5% in the three months ended June 30, 2004 to 18.4% in the three months ended June 30, 2005.

Depreciation and amortization

Depreciation and amortization increased by $948,000, or 79.0%, from $1.2 million in the three months ended June 30, 2004 to $2.1 million in the three months ended June 30, 2005.  Of the $948,000 increase, $587,000 was attributable to computer equipment, leasehold improvements and furniture and fixtures at our Hyderabad and Pune facilities, $261,000 was attributable to computer equipment, furniture and leasehold improvements at our Rosemont, Illinois facility and $79,000 was attributable to the Accurum, Inc. acquisition.

Income from operations

Income from operations increased by $1.2 million, or 15.8%, from $7.6 million in the three months ended June 30, 2004 to $8.8 million in the three months ended June 30, 2005.  As a percentage of revenue, income from operations decreased from 17.0% in the three months ended June 30, 2004 to 15.4% in the three months ended June 30, 2005. This decline is primarily the result of the nonrecurring charge for severance costs relating to the downsizing of our St. Louis, Missouri facility and increased visa costs offset in part by decreased selling and marketing expenses as a percentage of revenues during the second quarter of 2005.  We anticipate our income from operating margins will increase in the third quarter with the elimination of the nonrecurring St. Louis charge and lower visa costs.

Other income and expense

Interest income increased $461,000 from $22,000 in the three month period ended June 30, 2004 to $483,000 in the three months ended June 30, 2005, due to interest earned on our short-term and long-term investments, as proceeds from our initial public offering in July 2004 significantly increased our short-term and long-term investment balances.  Interest expense increased by $3,000, from $1,000 in the three month period ended June 30, 2004 to $4,000 in the three month period ended June 30, 2005 as a result of additional bank fees associated with the Accurum acquisition.  Equity in earnings of affiliate decreased

$176,000, or 28.7%, from $614,000 for the three months ended June 30, 2004 to $438,000 for the three months ended June 30, 2005, due to a decline in operating earnings of SSS Holdings Limited (SSS) in the three months ended June 30, 2005 from the prior year comparable period.   Operating earnings for SSS declined as a result of hiring additional technical professionals during the first quarter of 2005 for upcoming opportunities at one of its largest clients.  The hiring of additional technical professionals resulted in lower than normal utilization levels in both the first and second quarter of 2005.  Some of these resources were deployed on billable assignments during the second quarter of 2005 with the remainder to be deployed by first quarter of 2006.  Gain on sale of net assets increased by $270,000, or 100.0% in the three month period ended June 30, 2005 compared to the prior year comparable period.  This gain on sale is the result of selling our Australian security and connectivity service line to Loop Technology Pty Limited in the second quarter of 2005.  Foreign currency exchange loss increased by $85,000, or 82.5%, from $103,000 in the three months ended June 30, 2004 to $188,000 in the three months ended June 30, 2005 as a result of exchange rate fluctuations in the currencies of the countries in which we operate.

Provision for income taxes

Our provision for income taxes increased $898,000, or 52.8%, from $1.7 million in the three months ended June 30, 2004 to $2.6 million in the three months ended June 30, 2005.  Our effective tax rate was 26.0% for the three months ended June 30, 2005, and 20.5% for the three months ended June 30, 2004.  Our effective tax rate increased during the second quarter of 2005 due to a portion of our tax holiday in India expiring on March 31, 2005.

Net Income

Net income increased by $848,000, or 13.3%, from $6.4 million in the three months ended June 30, 2004 to $7.3 million in the three months ended June 30, 2005.  As a percentage of revenue, net income decreased from 14.3% in the three months ended June 30, 2004 to 12.8% in the three months ended June 30, 2005.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Revenues

Our revenues increased by $28.7 million, or 35.1%, from $81.8 million in the six months ended June 30, 2004 compared to $110.5 million in the six months ended June 30, 2005.  Of the $28.7 million increase, $15.3 million resulted from increased sales to third parties, while related party sales increased by $13.4 million.  Revenues increased in the six month period ended June 30, 2005 over the prior year period due to a $29.0 million increase in service revenues and a $339,000 decrease in product sales.   Of the $29.0 million increase in service revenues, $32.8 million resulted from increased billable hours as a result of hiring additional technical professionals, $1.9 million resulted from increased average bill rates, offset in part by a $5.7 million decrease in utilization in the six month period ended June 30, 2005 over the prior year comparable period.  Our actual bill rates are impacted by the type, size and duration of our engagements. For instance, we typically charge higher rates on complex development projects and lower rates on maintenance projects.  Our product revenue decreased by $339,000 in the six month period ended June 30, 2005 compared to the comparable prior year period due to the sale of our Australian security and connectivity service line during the second quarter of 2005.

Cost of revenues

Our cost of revenues increased by $15.9 million, or 37.1%, from $42.9 million in the six months ended June 30, 2004 to $58.8 million in the six months ended June 30, 2005.  Cost of revenues increased by $16.1 million as a result of increased service revenues and decreased by $152,000 as a result of decreased product sales in the six month period ended June 30, 2005 over the prior year comparable period.  The increase in cost of service revenues was due primarily to an increase in total salary and wages for our delivery organization.  The size of our delivery organization increased from 3,121 technical professionals as of June 30, 2004 to 4,252 as of June 30, 2005.  The remainder of the increase was due to an $800,000 charge for severance costs relating to the St. Louis, Missouri facility downsizing.

Gross profit

Our gross profit increased by $12.9 million, or 33.3%, from $38.8 million in the six months ended June 30, 2004 to $51.7 million in the six months ended June 30, 2005.  Our gross margin decreased from 47.4% in the six months ended June 30, 2004 to 46.8% in the six months ended June 30, 2005.  Our gross margin was negatively impacted in the second quarter of 2005 by a nonrecurring charge for severance costs relating to the downsizing of the St. Louis, Missouri facility and lower utilization in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Selling, general and administrative expenses

Sales and marketing expenses increased by $1.0 million, or 12.2% from $8.2 million in the six months ended June 30, 2004 to $9.2 million in the six months ended June 30, 2005.  This increase is attributable to annual salary increases which were effective on April 1, 2005, the roll out of our marketing campaign during the second quarter of 2005 which was designed to increase our visibility as a market leader for IT services in the financial services industry and the acquisition of Accurum during the first quarter of 2005.  Our continued investment in our business development operation is designed to facilitate future growth and add new clients.  We plan to add at least two new people to our global sales force each quarter to support this growth.  As a percentage of revenue, sales and marketing expenses decreased from 10.0% in the six months ended June 30, 2004 to 8.3% in the six months ended June 30, 2005.

General and administrative expenses increased by $4.4 million, or 30.1%, from $14.6 million in the six months ended June 30, 2004 to $19.0 million in the six months ended June 30, 2005.  The increase is attributable to a $1.2 million increase in rent and facility costs, a $1.1 million increase in salary and benefit costs, a $1.0 million increase in accounting, legal and professional services, a $809,000 increase due to the Accurum acquisition, a $800,000 increase in visa costs, offset by a $450,000 decrease in bad debt expense.  The facility expansion in Hyderabad and Pune, India resulted in increases to our rental and facility costs during the six months ended June 30, 2005 over the prior year period.  We are expanding our capacity in India to meet future demand for our service offerings to our clients.  Salary and benefit costs increased due to annual salary increases which were effective on April 1, 2005 and the addition of general and administrative staff to support the growth of our business. Our accounting, legal and professional service fees increased during the six months ended June 30, 2005 compared to the six months ended June 30, 2004, primarily due to an increased reliance on outside experts on accounting, legal and tax matters due to increased complexities in public reporting and compliance.  We acquired Accurum in March 2005 which contributed to additional general and administrative costs.  As a percentage of revenue, general and administrative expenses decreased from 17.9% in the six months ended June 30, 2004 to 17.2% in the six months ended June 30, 2005.  General and administrative expenses have decreased as a percentage of revenue as our basic support infrastructure, including finance, human resources and IT support functions, enabled us to increase our volume of activity with limited increases in expenditures.

Depreciation and amortization

Depreciation and amortization increased by $1.8 million, or 81.8%, from $2.2 million in the six months ended June 30, 2004 to $4.0 million in the six months ended June 30, 2005.  Of the $1.8 million increase, $1.1 million was attributable to computer equipment, leasehold improvements and furniture and fixtures at our Hyderabad and Pune facilities, $471,000 was attributable to computer equipment, furniture and leasehold improvements at our Rosemont, Illinois facility and $166,000 was attributable to the Accurum, Inc. acquisition.

Income from operations

Income from operations increased by $5.7 million, or 42.9%, from $13.3 million in the six months ended June 30, 2004 to $19.0 million in the six months ended June 30, 2005.  As a percentage of revenue, income from operations increased from 16.3% in the six months ended June 30, 2004 to 17.2% in the six months ended June 30, 2005. This was the result of increased revenue growth, reduced selling, general and administrative expenses and depreciation and amortization as a percentage of revenue, offset in part by a second quarter 2005 nonrecurring charge for severance costs relating to the downsizing of the St. Louis, Missouri facility, the annual salary increases effective on April 1, 2005, higher visa costs paid, and lower utilization of on-site technical professional staff at our regional development center in St. Louis, Missouri during the first quarter of 2005.

Other income and expense

Interest income increased $919,000, or 2,188.1%, from $42,000 in the six months ended June 30, 2004, to $961,000 in the six months ended June 30, 2005 due to interest earned on our short-term and long-term investments, as proceeds from our initial public offering significantly increased our short-term and long-term investment balances.  Interest expense decreased by $6,000, or 35.3%, from $17,000 in the six month period ended June 30, 2004 to $11,000 in the six month period ended June 30, 2005 as a result of decreased short-term bank borrowings.  Equity in earnings of affiliate decreased $707,000, or 50.5%, from $1.4 million for the six months ended June 30, 2004 to $677,000 for the six months ended June 30, 2005, due to a decline in operating earnings of SSS Holdings Limited (SSS) for the six months ended June 30, 2005 from the prior year comparable period.  Operating earnings for SSS declined as a result of hiring additional technical professionals during the first quarter of 2005 for upcoming opportunities at one of its largest clients.  The hiring of additional technical professionals resulted in lower than normal utilization levels in both the first and second quarter of 2005.  Some of these technical professionals were deployed on billable assignments during the second quarter of 2005 with the remainder to be deployed by first quarter of 2006.  Gain on sale of net assets increased by $270,000, or 100.0% in the six month period ended June 30, 2005 compared to the prior year comparable period.  This gain on sale is the result of selling our Australian security and connectivity service line to Loop Technology Pty Limited in the second quarter of 2005.  Foreign currency exchange loss increased by $317,000, or 3,170.0% from a loss of $10,000 in the six months ended June 30, 2004 to $327,000 in the six months ended June 30, 2005 as a result of exchange rate fluctuations in the currencies of the countries in which we operate.

Provision for income taxes

Our provision for income taxes increased $2.1 million, or 70.0%, from $3.0 million in the six months ended June 30, 2004 to $5.1 million in the six months ended June 30, 2005.  Our effective tax rate was 24.7% for the six months ended June 30, 2005, and 20.3% for the six months ended June 30, 2004.  Our effective tax rate increased during the second quarter of 2005 due to a portion of our tax holiday in India expiring on March 31, 2005.

Net Income

Net income increased by $3.7 million, or 31.4%, from $11.8 million in the six months ended June 30, 2004 to $15.5 million in the six months ended June 30, 2005.  As a percentage of revenue, net income increased from 14.4% in the six months ended June 30, 2004 to 14.0% in the six months ended June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2005, we had $73.3 million in cash and investments compared to $91.7 million as of December 31, 2004.  Of the $73.3 million, we had $21.2 million in non-restricted cash, $2.5 million in restricted cash, $32.0 million in short-term investments and $17.6 million in long-term investments.  Of the

$21.2 million non-restricted cash balance as of June 30, 2005, $13.3 million was held in accounts in North America, $4.2 million was held in accounts in Asia Pacific, $2.0 million was held in accounts in Europe, and $1.7 million was held in accounts in India.  At December 31, 2004, we had $29.1 million in non-restricted cash, $2.5 million in restricted cash, $35.7 million in short-term investments and $24.4 million in long-term investments.  Of the $29.1 million non-restricted cash balance as of December 31, 2004, $22.2 million was held in accounts in North America, $2.6 million was held in accounts in India and $2.3 million was held in accounts in Europe with the balance of $2.0 million held in Asia Pacific.  At both June 30, 2005 and December 31, 2004, we had restricted cash in the form of certificates of deposit for $2.5 million which secures letters of credit issued by our U.S. lender in lieu of security deposits for leases of our offices in Rosemont, Illinois and New York, New York.  The funds held at locations outside of the United States are for future operating expenses, and we have no intention of repatriating those funds. We are not, however, restricted from repatriating those funds back to the United States, if necessary. While we expect that cash generated by our Indian subsidiary will be reinvested in India to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments would be subject to a withholding tax of 12.8%.

Operating activities resulted in a $2.4 million use of funds during the six months ended June 30, 2005 as compared to a $6.6 million use of funds during the six months ended June 30, 2004.  Net cash used in the six months ended June 30, 2005 was attributable to $19.0 million in net income net of non-cash adjustments, a $14.1 million increase in accounts receivable, a $4.2 million decrease in other current liabilities, a $2.6 million increase in other assets, and a $425,000 increase in accounts payable.  Accounts receivable increased by $14.1 million due to increased revenues in the six month period ending June 30, 2005 over the prior year period and the timing of customer cash receipts.  In December 2004, we received a customer prepayment of $4.3 million and on the first business day in July, we received a customer payment of $8.2 million.  Other current liabilities decreased by $4.2 million due to the payment of annual bonuses of $7.7 million in March 2005 offset by a $4.1 million decrease in customer advances.  In the third quarter of 2004 we received a $8.0 million customer advance from one of our clients, a related party which was fully utilized at June 30, 2005.  Other assets increased by $2.6 million primarily due to a decrease in our net U.S. federal tax receivable as a result of accruing an additional tax provision in the six months ended June 30, 2005.

The non-cash items consisted primarily of depreciation and amortization, gain/loss on the sale of fixed assets and non-cash stock compensation expense offset by equity in earnings of affiliate. Earnings from our affiliate, SSS, are reflected in non-cash items as a use of cash in the operating activities section of the statement of cash flows.  Dividends received from SSS are reflected as an investing activity.

Net cash used in operating activities in the six months ended June 30, 2004 was attributable to an increase in accounts receivable of $19.1 million and an increase in other assets of $3.6 million, of which $2.0 million represents deferred costs associated with our initial public offering of common stock and the remaining $1.6 million relates to advances paid to vendors in India for asset procurements and deposits for new leased facilities in Hyderabad and Pune, India.  Accounts receivables increased by $19.1 million as a result of an increase in revenues and a return to our normal billing and collection cycle.  In December 2003, we received a customer prepayment which resulted in a lower than normal accounts receivables balance at December 31, 2003.  The cash flow impact of the accounts receivable and other assets increase was offset in part by net income net of non-cash adjustments of $13.2 million and an increase in accounts payable and current liabilities of $3.0 million due primarily to a delay in the processing of our accounts payable check run for the last week of June 2004 to the first week of July 2004.

Net cash used in investing activities was $7.7 million for the six months ended June 30, 2005 and $4.5 million for the six months ended June 30, 2004.  On March 2, 2005, we acquired Accurum, Inc. for a purchase price consisting of a $5 million closing payment, subject to certain adjustments, plus contingent payments of up to $7 million payable upon the achievement of certain performance targets.  The net purchase price of $6.1 million at June 30, 2005 is comprised of the $5 million closing payment plus $274,000 in acquisition costs paid, plus a contingent payment of $1.5 million paid in the second quarter of

2005, less $294,000 of cash received as a result of the acquisition, less a $383,000 working capital adjustment in accordance with the terms of the stock agreement.  We sold our security and connectivity business in Australia to Loop Technology Pty Limited for a net purchase price of $351,000 on May 31, 2005.  We purchased short-term investments for $10.5 million with the reinvestment of interest income on our short-term and long-term investments during the six months ended June 30, 2005.  We used $13.4 million of cash in the six months ended June 30, 2005 and $5.4 million of cash in the six months ended June 30, 2004 to purchase property and equipment primarily for the Hyderabad and Pune, India facilities.

Financing activities generated cash of $2.1 million for the six months ended June 30, 2005 as a result of stock option exercises.  We received proceeds of $294,000 for the six months ended June 30, 2004 as a result of warrant exercises.

We have a $7.5 million revolving line of credit with Silicon Valley Bank, all of which was available on June 30, 2005. Our credit facility is secured by the grant of a security interest in all of our assets in favor of the bank and contains covenants and limitations, including limitations on our ability to dispose of assets, incur indebtedness, create liens, make certain investments, pay dividends and merge or consolidate. Our credit facility also contains certain financial statement reporting obligations and requires us to maintain certain financial covenants, including a quick ratio of at least 1.25 to 1 and an EBITDA ratio not to exceed 2 to 1. Under our credit facility, our quick ratio is the ratio of our current assets to our current liabilities minus deferred revenue and any current portion of subordinated debt.  Our EBITDA ratio is the ratio of all amounts we owe to Silicon Valley Bank under our credit facility to EBITDA. Advances made under our credit facility accrue interest at a per annum rate equal to the prime rate.  In April 2005, we extended our existing credit facility with Silicon Valley Bank through April 28, 2006.  We are currently in compliance with the covenants contained in our credit facility and believe that our credit facility provides sufficient flexibility so that we will remain in compliance with its terms.

Our Indian subsidiary, KSIL, has a credit facility with Citibank India which provides for a line of credit of approximately $2.0 million maturing in December 2006.  This credit facility provides for bank guarantees and letters of credit in foreign currency.  As of June 30, 2005, KSIL had a bank guarantee of approximately $995,000 outstanding and $199,000 in open letters of credit which relate to the import of capital equipment relating to our Pune facility expansion program.  In June 2005, KSIL signed an International Foreign Exchange Master Agreement (IFEMA) with HSBC bank in India to provide a foreign exchange facility of approximately $11.5 million to hedge trade related foreign exchange exposure.  Foreign exchange contracts covered by this facility may only be entered into to cover trade related exchange exposure incurred in the normal course of business.  Our foreign exchange facility is unsecured and contains provisions which require prior approval by HSBC bank in India on changes to our capital structure, making certain investments, and incurring additional debt.  In addition, the HSBC bank facility imposes restrictions on dividend payments and net working capital.

We expect to continue our facilities expansion program in India and expect our capital spending for the full year 2005 to be approximately $35 million, relating primarily to the construction of our new delivery center in Hyderabad, India, the expansion of our delivery center in Pune, India and the acquisition of land in Chennai, India.

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

In June 2005, we completed the construction of one of our delivery centers in Pune, India which has an occupancy capacity of 800 seats.  We currently lease a portion of our facility in Pune, India from PSP Corporation.  We have been engaged in negotiations to purchase PSP Corporation but have not yet reached a definitive agreement.   In June 2005, we signed an agreement to lease with Mahindra Industrial Park Ltd (MIPL), in Chennai, India for a long-term leasehold interest in 30 acres of real estate.  This real estate has been granted Special Economic Zone status, which provides certain corporate and sales tax exemptions upon the fulfillment of certain export obligations.  We have paid lease charges of $1.4 million in the second quarter of 2005, which represents 85% of the total lease charges.  We will pay the remaining $248,000 lease charges upon the contractual performance of certain conditions by MIPL as defined in the lease agreement.  We expect to sign the final lease deed and make the final payment in the third quarter of 2005.

In February 2004, we established a regional off-site development center in St. Louis, Missouri, using 89 former employees of one of our clients as the initial staff.  At the time we established this development center, the U.S. presidential and congressional campaigns created a considerable political debate regarding outsourcing and the use of offshore resources.  In addition, a change in government in India around that time created additional anxiety about the use of offshore outsourcing.  This, in turn, created an interest in the marketplace for regional off-site development centers in the United States.  However, these concerns have since faded and interest in regional off-site development centers has significantly diminished.  As a result, we were unable to redeploy the majority of the St. Louis staff on new billable assignments.  In early May 2005, we decided to significantly reduce the staff size at this development center and, on May 10, 2005, terminated 56 of the St. Louis employees.  Our net income was negatively impacted by approximately $800,000 in the second quarter of 2005 as a result of the employee termination costs resulting from this workforce reduction.  The Company paid all termination costs prior to June 30, 2005.

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

Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004) – Share-Based Payment (“SFAS 123R”). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  The statement focuses primarily on accounting for transactions when an entity obtains employee services in share-based payment transactions.  The statement provides for a prospective application of the new standard under which compensation cost will be recognized on or after the required effective date for all future share based award grants and the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123R for pro forma disclosures.  For periods before the required effective date, we may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123R.  We have not yet determined whether we will elect to adopt the modified version of retrospective application.

On April 14, 2005 the Securities and Exchange Commission (“SEC”) approved a new rule that delays the effective date of SFAS 123R. Under the SEC’s rule, FAS 123R is now effective for Kanbay beginning January 1, 2006.

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

Our most significant foreign currency exchange rate exposure relates to fluctuations in the Indian rupee.  In December 2004, we adopted a foreign currency exchange management policy.  This policy authorizes us to hedge our exposure to the Indian rupee to offset the effect of changes in the exchange rate.  Pursuant to this policy, we entered into several forward contracts during the first and second quarters of 2005 to hedge foreign currency exchange exposure between the Indian rupee and the U.S. dollar.  As of June 30, 2005, we had foreign currency contracts representing an aggregate amount of $28.5 million outstanding with maturity dates ranging from August 2005 through April 2006.  In June 2005, KSIL signed an International Foreign Exchange Master Agreement (IFEMA) with HSBC bank in India to provide a foreign exchange facility of approximately $11.5 million to hedge trade related foreign exchange exposure.  Foreign exchange contracts covered by this facility may only be entered into to cover trade related exchange exposure incurred in the normal course of business.  Our foreign exchange facility is unsecured and contains provisions which require prior approval by HSBC bank in India on changes to our capital structure, making certain investments, and incurring additional debt.  In addition, the HSBC bank facility imposes restrictions on dividend payments and net working capital.  We have performed a quantitative analysis of our currency rate exposure to the Indian rupee as of June 30, 2005.  Based on our current cost structure, a 10% appreciation in the Indian rupee against the U.S. dollar would cause our gross profit margin to decrease by 1.7% and our operating profit margin to decline by 2.5% and our other income to decrease by $1.4 million.  We do not enter into derivative instruments for trading purposes.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.

As of June 30, 2005, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, have concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in internal control.

As of June 30, 2005, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these controls.

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

The aggregate price of the shares sold in our initial public offering, including the shares sold pursuant to the underwriter’s over-allotment option, was $106.9 million.  Our portion of the net proceeds from the initial public offering was $60.4 million.  In connection with the initial public offering, we paid underwriting discounts and commissions of $4.9 million and offering expenses of $4.5 million.  We did not receive any proceeds from the sale of the 1,787,500 shares sold by HIFI or the 1,072,500 shares sold by other selling stockholders pursuant to the underwriters’ over-allotment option.   The net proceeds were invested in interest bearing short-term and long-term marketable securities.  We currently plan to spend approximately $45 million of the net proceeds for the construction of a new delivery center in Hyderabad, India, the expansion of our delivery center in Pune, India and the purchase of land and the construction of a new delivery center in Chennai, India.  We intend to use the balance of the proceeds for working capital and other general corporate purposes, including additional infrastructure expansion or acquisitions of or strategic investments in complementary businesses, technologies or services.  We spent approximately $8 million of the net proceeds in 2004 and $5.5 million of the net proceeds in the six months ended June 30, 2005 for the renovation of our facilities in Pune and Hyderabad India and the purchase of land in Chennai, India.  In the first quarter of 2005, we spent $5.0 million of the net proceeds in connection with the acquisition of 100% of the outstanding shares of Accurum, Inc. on March 2, 2005.  We spent an additional $1.5 million in contingency payments relating to the Accurum, Inc. acquisition in the second quarter of 2005 based on the achievement of certain sales targets as defined in the purchase agreement.

Item 4.  Submissions of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 14, 2005.  The matters which were voted on by the stockholders at the annual meeting included:

(A)      A proposal to elect three directors.  Each nominee for director was elected to a term expiring at our annual meeting of stockholders in 2008 by a vote of the stockholders as follows:

	Affirmative Votes	Votes Withheld

Cyprian D’Souza	21,072,936	7,921,781
Harry C. Gambill	27,501,780	1,492,937
B. Douglas Morriss	27,920,742	1,073,975

Each of the following Directors who were not up for reelection at the annual meeting continue to serve as Directors since the annual meeting:  Donald R. Caldwell, Mark L. Gordon, Kenneth M. Harvey, Michael E. Mikolajczyk and Raymond J. Spencer.

(B)        A proposal to ratify the selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2005.  The proposal was approved by a vote of the shareholders as follows:

Affirmative votes	28,683,063
Negative votes	310,954
Votes withheld	700

Item 6.  Exhibits

(a)  The following is a list of exhibits filed as part of this Form 10-Q:

10.1                           Consulting Agreement dated April 19, 2005 between Kanbay Europe Ltd. and HSBC Holdings plc (Pursuant to an application for confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended, portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission).

10.2                           Rate schedule dated April 19, 2005 between Kanbay Europe Ltd. and HSBC Holdings plc (Pursuant to an application for confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended, portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission).

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

KANBAY INTERNATIONAL, INC.

Date: August 11, 2005	By: /s/ Raymond J. Spencer
Raymond J. Spencer
Chairman of the Board and Chief Executive Officer
(Principal executive officer)

Date: August 11, 2005	By: /s/ William F. Weissman
William F. Weissman
Executive Vice President, Chief Financial Officer and Secretary
(Principal financial and accounting officer)

EXHIBIT INDEX

Number	Description

10.1

Consulting Agreement dated April 19, 2005 between Kanbay Europe Ltd. and HSBC Holdings plc (Pursuant to an application for confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended, portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission).

10.2

Rate Schedule dated April 19, 2005 between Kanbay Europe Ltd. and HSBC Holdings plc (Pursuant to an application for confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended, portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission).

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