Form 10-Q
period 2005-09-30
KANBAY INTERNATIONAL INC
filed 2005-11-04
CIK 1125011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ending September 30, 2005

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934. For the transition period from              to

Commission File Number 000-50849

KANBAY INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4387594
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes: ☐   No: ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐   No: ☒

As of November 2, 2005, the Registrant had 34,693,103 shares of Common Stock, $0.001 par value per share, outstanding.

KANBAY INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Kanbay International, Inc.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2005 (unaudited)	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$25,343	$29,126
Restricted cash	2,478	2,478
Short term investments, held to maturity at amortized cost	41,181	35,730
Accounts receivable—related parties	26,129	10,007
Accounts receivable—third parties	19,183	14,657
Employee and other receivables	1,487	1,599
Deferred income taxes	1,084	1,084
Prepaid expenses and other	5,069	14,416

Total current assets	121,954	109,097
Property and equipment (at cost):
Land and building	15,206	6,291
Computer equipment	20,970	17,538
Computer software	6,338	5,407
Furniture and fixtures	7,476	5,691
Leasehold improvements	5,844	3,105
	55,834	38,032
Less accumulated depreciation	20,998	17,141
	34,836	20,891
Investment in affiliate	23,140	25,094
Long term investments, held to maturity at amortized cost	10,986	24,424
Goodwill	2,949	—
Other intangibles, net	3,396	—
Deferred income taxes	660	660
Other assets	562	—
Total assets	$198,483	$180,166
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,857	$3,973
Amounts due to subcontractors	1,051	565
Deferred revenue	1,179	4,017
Customer deposit—related party	—	4,106
Accrued liabilities	23,405	24,425
Total current liabilities	28,492	37,086
Total liabilities	28,492	37,086

Stockholders’ equity:
Common Stock, par value $0.001 per share, 200,000,000 shares authorized, 34,617,302 and 32,989,935 shares issued and outstanding at September 30, 2005 and December 31, 2004 respectively	35	33
Additional paid-in capital	125,535	120,641
Retained earnings	40,749	16,554
Cumulative foreign currency translation adjustments	3,672	5,852
Total stockholders’ equity	169,991	143,080
Total liabilities and stockholders’ equity	$198,483	$180,166

See accompanying notes to the unaudited consolidated financial statements.

Kanbay International, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands except per share amounts)

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Net revenues—related parties	$38,790	$32,217	$107,329	$87,308
Net revenues—third parties	20,161	17,756	62,100	44,420

Total revenues	58,951	49,973	169,429	131,728

Cost of revenues	31,069	26,412	89,895	69,326

Gross profit	27,882	23,561	79,534	62,402
Sales and marketing expenses	4,701	4,912	13,915	13,061
General and administrative expenses	9,672	7,983	28,635	22,539
Stock compensation expense	56	268	259	874

Total selling, general and administrative expenses	14,429	13,163	42,809	36,474
Depreciation and amortization	2,452	1,638	6,493	3,860
Loss on sale of fixed assets	2	54	231	34

Income from operations	10,999	8,706	30,001	22,034
Other income (expense):
Interest expense	—	—	(11)	(17)
Interest income	556	219	1,517	261
Foreign exchange loss	(218)	(158)	(545)	(168)
Equity in earnings of affiliate	433	625	1,110	2,009
Gain on sale of net assets	—	—	270	—
Other, net	1	4	2	27

	772	690	2,343	2,112

Income before income taxes	11,771	9,396	32,344	24,146
Income tax expense	3,060	1,839	8,148	4,829

Net Income	8,711	7,557	24,196	19,317
Dividends on preferred stock	—	—	—	(277)
Income available to common stockholders	$8,711	$7,557	$24,196	$19,040

Income per share of common stock:
Basic	$0.25	$0.24	$0.71	$0.77
Diluted	$0.23	$0.22	$0.64	$0.62

The composition of stock compensation expense is as follows:
Cost of revenues	$—	$125	$46	$366
Sales and marketing expenses	—	48	15	159
General and administrative expenses	56	95	198	349
	$56	$268	$259	$874

See accompanying notes to the unaudited consolidated financial statements.

Kanbay International, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Nine months ended September 30
	2005	2004
OPERATING ACTIVITIES
Net income	$24,196	$19,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,493	3,860
Loss on sale of fixed assets	231	34
Gain on sale of net assets	(270)	—
Stock compensation expense	259	874
Equity in earnings of affiliate	(1,110)	(2,009)
Changes in operating assets and liabilities:
Accounts receivable	(18,284)	(21,291)
Other assets	9,508	(3,845)
Accounts payable	(1,543)	728
Other current liabilities	(10,257)	14,879
Net cash provided by operating activities	9,223	12,547
INVESTING ACTIVITIES
Additions to property and equipment	(20,136)	(12,294)
Proceeds from sale of fixed assets	8	18
Proceeds from sale of net assets, net of costs	351	—
Purchase of business, net of cash acquired	(6,879)	—
Purchase of short and long term investments	—	(60,016)
Sale of short term investments	7,986	—
Increase in restricted cash	—	(2,500)
Dividends received from affiliate	975	913
Net cash used in investing activities	(17,695)	(73,879)
FINANCING ACTIVITIES
Proceeds from IPO, net of costs	—	60,278
Proceeds from exercise of stock options	4,245	—
Proceeds from employee stock purchase plan	361	—
Proceeds from exercise of warrants	—	294
Net cash provided by financing activities	4,606	60,572
Effect of exchange rates on cash	83	(9)
Decrease in cash and cash equivalents	(3,783)	(769)
Cash and cash equivalents at beginning of period	29,126	17,419
Cash and cash equivalents at end of period	$25,343	$16,650

See accompanying notes to unaudited consolidated financial statements.

Kanbay International, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three and nine months ended September 30, 2005 and 2004

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

2. Investment in Affiliate

                The Company accounts for its 48.94% interest in SSS Holdings Limited (SSS), a UK company, under the equity method of accounting. Under the equity method of accounting, the Company’s share of income or loss of SSS is recorded as “equity in earnings of affiliate” in the consolidated statements of income. Changes in the carrying value of SSS consist of the following:

	Nine months ended September 30	Twelve months ended December 31
	2005	2004
Carrying value in SSS at January 1	$25,094	$22,185
Equity in earnings of SSS	1,110	2,517
Cash dividend received from SSS	(975)	(1,406)
Foreign currency translation adjustments	(2,119)	1,889
Change in ownership percentage and other	30	(91)

Carrying value in SSS at end of period	$23,140	$25,094

                Unaudited condensed results of operations of SSS are summarized below. All amounts are presented in accordance with accounting principles generally accepted in the United States. The revenues and expenses of SSS have been translated at weighted-average exchange rates.

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Net revenues	$14,552	$15,181	$44,449	$48,001
Gross profit	4,904	5,600	15,620	18,853
Operating expenses	3,688	3,327	13,123	12,458
Net income	885	1,276	2,267	4,099

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

Current assets	$2,961
Property and equipment	424
Other assets	336
Goodwill	2,949
Other intangibles	3,600
Liabilities assumed	(3,391)
Net purchase price	$6,879

The net purchase price has been adjusted from $4,938 as of March 31, 2005 to $6,879 as of September 30, 2005 due to an additional contingent payment of $2,250 for meeting certain sales targets, a $(383) working capital adjustment in accordance with the terms of the stock purchase agreement, and an additional $74 in legal and other professional service fees relating to the acquisition. The purchase agreement provides for additional contingent future payments of up to $4,750 for achievement of certain sales and profitability targets during the fifteen-month post acquisition period. These contingent future payments may affect the final net purchase price. A valuation of the intangible assets was performed by a third party during the second quarter of 2005 which resulted in an adjustment to goodwill to recognize the fair value of the other intangible assets acquired, which includes a customer list and non-compete agreements.

The Company’s consolidated financial statements include the results of operations for Accurum since the first business day immediately following the acquisition. Unaudited pro forma results of operations data for the nine months ended September 30, 2005 as if the acquisition had occurred as of January 1, 2005 are as follows:

Nine Months Ended September 30, 2005

Total revenues	$172,090

Income from operations	30,106

Pro forma net income	24,281

4. Sale of Net Assets

                On May 31, 2005, we sold our security and connectivity business in Australia to Loop Technology Pty Limited (Loop) for a net sales price of approximately $351. Our security and connectivity business sold third party software licenses and provided support for those products. The sale of our product business will allow us to focus on growing our core services business. We have entered into a transitional services agreement with Loop to provide certain administrative services through the first quarter of 2006. In addition, we have entered into a sublease agreement with Loop for the office space leased in Melbourne and Brisbane over the remainder of the lease period. We recognized a gain of $270 on the sale of this business during the second quarter of 2005.

5. Reduction in Workforce

                In February 2004, the Company established a regional off-site development center in St. Louis, Missouri, using 89 former employees of one of its clients as the initial staff. At the time the Company established this development center, the U.S. presidential and congressional campaigns created a considerable political debate regarding outsourcing and the use of offshore resources. In addition, a change in government in India around that time created additional anxiety about the use of offshore outsourcing. This, in turn, created an interest in the marketplace for regional off-site development centers in the United States. However, these concerns have since faded and interest in regional off-site development centers has significantly diminished. As a result, the Company was unable to redeploy the majority of the St. Louis staff on new billable assignments. In early May 2005, the Company decided to significantly reduce the staff size at this development center and, on May 10, 2005, terminated 56 of the St. Louis employees. The Company recognized a charge of approximately $800 in the second quarter of 2005 as a result of the employee termination costs resulting from this workforce reduction. The Company paid all termination costs prior to June 30, 2005. The employee termination costs are reflected in the “Cost of revenues” in the consolidated statements of income for the nine months ended September 30, 2005.

6. Financial Derivatives

                The Company expects that a significant portion of its personnel and operating costs will continue to be denominated in Indian rupees, while the majority of revenues will continue to be generated in U.S. dollars in the foreseeable future. Accordingly, the Company has entered into several forward foreign currency contracts in 2005 to hedge foreign currency exchange exposure between the Indian rupee and the U.S. dollar. As of September 30, 2005, the aggregate fair market value of outstanding forward foreign currency contracts was $20.5 million, with maturity dates ranging from October 2005 through April 2006. The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The forward foreign currency contracts do not qualify for hedge accounting under SFAS No. 133 and, accordingly, are marked-to-market and recorded at fair value in “Accrued liabilities” in the consolidated balance sheet. Unrealized gains and losses are reported in “Foreign exchange loss” in the consolidated statements of income. The unrealized loss for the three and nine month periods ending September 30, 2005 was $138 and $170, respectively.

7. Comprehensive Income

The Company’s comprehensive income is comprised of net income and foreign currency translation adjustments and is summarized as follows:

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Net income	$8,711	$7,557	$24,196	$19,317
Foreign currency translation adjustments	(541)	(97)	(2,181)	250

Total comprehensive income	$8,170	$7,460	$22,015	$19,567

8. Income Per Share of Common Stock

                The following table sets forth the computation of basic and diluted income per share of common stock:

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Basic:
Net income	$8,711	$7,557	$24,196	$19,317
Dividends on preferred stock	—	—	—	(277)

Income available to common stockholders	$8,711	$7,557	$24,196	$19,040

Weighted-average number of shares of common stock outstanding	34,443,660	31,135,821	33,917,665	24,587,344

Basic income per share	$0.25	$0.24	$0.71	$0.77

Diluted:
Net income	$8,711	$7,557	$24,196	$19,317

Weighted-average number of shares of common stock outstanding	34,443,660	31,135,821	33,917,665	24,587,344
Effect of conversion of preferred stock	—	—	—	3,781,167
Effect of dilutive stock options and warrants	3,257,750	3,344,100	3,657,939	2,763,076

Denominator for diluted earnings per share calculation	37,701,410	34,479,921	37,575,604	31,131,587

Diluted income per share	$0.23	$0.22	$0.64	$0.62

Securities that are not included in the computation of diluted income per share as their impact is antidilutive:
Stock options and warrants	160,847	—	108,208	—

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

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Net income, as reported	$8,711	$7,557	$24,196	$19,317
Compensation expense, as reported	41	216	195	699
Compensation expense, under the fair value method	(1,157)	(1,309)	(3,755)	(1,660)

Pro forma net income	7,595	6,464	20,636	18,356
Dividends on preferred stock	—	—	—	(277)

Pro forma net income available to common stockholders	$7,595	$6,464	$20,636	$18,079

Income per share:
As reported:
Basic	$0.25	$0.24	$0.71	$0.77
Diluted	$0.23	$0.22	$0.64	$0.62
Pro forma:
Basic	$0.22	$0.21	$0.61	$0.74
Diluted	$0.20	$0.19	$0.55	$0.58

Stock options exercised during the three and nine month periods ended September 30, 2005 were 307,666 and 1,613,155, respectively.

10. Income Taxes

                The Company’s Indian subsidiary, Kanbay Software (India) Private Limited (“KSIL”), operates three software export units which, under the Indian Income Tax Act of 1961, are entitled to claim various tax holidays for a period of up to ten years with respect to its export profits. Substantially all of the earnings of KSIL are attributable to export profits. The tax holidays on one of the units ended on March 31, 2005. The remainder of the tax holidays will remain in place until March 31, 2009, at which time the Company expects its effective tax rate to increase approximately 11.0%. The effect of the income tax holidays was to reduce income tax expense for the three months ended September 30, 2005 and 2004 by approximately $1,496 and $2,017, respectively, and increase diluted income per share by $0.04 and $0.06, respectively. The effect of the income tax holidays was to reduce income tax expense for the nine months ended September 30, 2005 and 2004 by approximately $5,176 and $4,709, respectively, and increase diluted income per share by $0.14 and $0.15, respectively.

11. Segment Information and Significant Customers

                The Company operates one line of business—providing information management consulting services. The Company earns a significant portion of its revenues from a limited number of customers. During the three months ended September 30, 2005 and 2004, the Company’s largest customer accounted for 53.2% and 54.6%, respectively, of net revenues and the Company’s second largest customer accounted for 12.6% and 10.0%, respectively, of net revenues. During the nine months ended September 30, 2005 and 2004, the Company’s largest customer accounted for 52.5% and 56.0%, respectively, of net revenues and the Company’s second largest customer accounted for 10.9% and 10.3%, respectively, of net revenues. Both of these customers are stockholders of the Company. The Company’s five largest customers accounted for 76.1% and 79.4% of net revenues during the three months ended September 30, 2005 and 2004, respectively. The Company’s five largest customers accounted for 75.0% and 80.7% of net revenues during the nine months ended September 30, 2005 and 2004, respectively.

12. New Accounting Standards

                In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) — Share-Based Payment (SFAS 123R). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions when an entity obtains employee services in share-based payment transactions. The statement provides for a prospective application of the new standard under which compensation cost will be recognized on or after the required effective date for all future share based award grants and the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123R for pro forma disclosures. For periods before the required effective date, we may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123R. We have not yet determined whether we will elect to adopt the modified version of retrospective application.

                On April 14, 2005 the Securities and Exchange Commission (SEC) approved a new rule that delays the effective date of SFAS 123R. Under the SEC’s rule, SFAS 123R is now effective for Kanbay beginning January 1, 2006.

                In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 3). SFAS 154 replaces the provisions of SFAS 3 with respect to reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. Issuers that apply SFAS 154 in an interim period should provide the applicable disclosures specified in SFAS 154. The Company does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

13. Subsequent Events

                On October 19, 2005, the Company’s Indian subsidiary, Kanbay Software (India) Private Limited (KSIL) acquired 100% of the outstanding shares of Pune Software Park Private Limited (PSP Corporation) for a closing payment of $3,769 (170 million rupees). PSP Corporation owns a technology park and development center in Pune, India which is primarily occupied and leased to KSIL. The Company believes its strategic decision to purchase rather than lease this facility will result in future cost savings and increase capacity for future growth. Approximately $299 of the closing payment will be held in an escrow account to satisfy indemnification obligations of the sellers that may arise under the purchase agreement. The Company will account for this acquisition as a purchase transaction in the fourth quarter 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

                We are a global provider of information technology, or IT, services and solutions focused on the financial services industry. We combine technical expertise with deep industry knowledge to offer a broad suite of services, including application development, maintenance and support, software package selection and integration, business process and technology advice, and specialized services, through our global delivery model. We focus on the financial services industry and provide our services primarily to three industry groups with whom we work — banking, securities and investments and insurance.

                Revenues increased to $59.0 million and $169.4 million during the three and nine months ended September 30, 2005, from $50.0 million and $131.7 million for the three and nine months ended September 30, 2004, respectively. Net income increased to $8.7 million and $24.2 million, or $0.23 and $0.64 diluted earnings per share, for the three and nine months ended September 30, 2005, respectively, from $7.6 million and $19.3 million, or $0.22 and $0.62 diluted earnings per share, for the three and nine months ended September 30, 2004. The number of dilutive shares used in the diluted earnings per share calculation is 3,179,972 higher in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 and 6,430,178 higher in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The number of dilutive shares increased primarily due to stock option exercises and fluctuations in the Kanbay stock price after our initial public offering in July 2004.

Revenues increased in each industry group we serve. Revenues from both related parties and third parties have increased during the current year. One of our on-going key initiatives is to grow our third party revenues, which we anticipate will grow by over 40% in calendar year 2005 over prior year levels. Our projected 2005 annual growth rate for related party revenues is 21% over 2004 levels. The majority of our services continue to be provided to clients in North America. Approximately 86% of our revenues came from services performed in North America, 8% from India and Asia Pacific and 6% from Europe in the three months ended September 30, 2005.

                Our income from operations increased to $11.0 million and $30.0 million during the three and nine months ended September 30, 2005, from $8.7 million and $22.0 million for the three and nine months ended September 30, 2004. As a percentage of revenues, income from operations increased to 18.7% from 17.4% during the three months ended September 30, 2005 and 2004, respectively. Income from operations, as a percentage of revenues, increased from 16.7% to 17.7% during the nine months ended September 30, 2005 and 2004, respectively. Our income from operations increased in both the three and nine month periods ended September 30, 2005 primarily due to revenue growth, the elimination of our low margin product business in Australia during the second quarter of 2005, and continuous efficiency improvements through managing our operating costs. Our selling, general and administrative expenses have decreased as a percentage of revenue as our basic support infrastructure, including finance, human resources and IT support functions enabled us to increase our volume of activity with limited increases in expenditures.

                On October 19, 2005, our Indian subsidiary, Kanbay Software (India) Private Limited (“KSIL”) acquired 100% of the outstanding shares of Pune Software Park Private Limited (“PSP Corporation”) for a closing payment of $3.8 million (170 million rupees). PSP Corporation owns a technology park and development center in Pune, India which is primarily occupied and leased to KSIL. We believe our strategic decision to purchase rather than lease this facility will result in future cost savings and increase capacity for future growth. Approximately $299,000 of the closing payment will be held in an escrow account to satisfy certain indemnification obligations of the sellers that may arise under the purchase agreement. We will account for this acquisition as a purchase transaction in the fourth quarter 2005.

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Revenues

                Our revenues increased by $9.0 million, or 18.0%, from $50.0 million in the three months ended September 30, 2004 compared to $59.0 million in the three months ended September 30, 2005. Of the $9.0 million increase, $2.4 million resulted from increased sales to third parties, while related party sales increased by $6.6 million. Revenues increased in the three month period ended September 30, 2005 over the prior year period due to a $10.9 million increase in service revenues offset by a $1.9 million decrease in product revenues. Of the $10.9 million increase in service revenues, $12.8 million resulted from increased billable hours as a result of hiring additional technical professionals, including those acquired in the Accurum acquisition during the first quarter of 2005, offset in part by a $1.8 million decrease in utilization and a $99,000 decrease in average bill rates for offshore technical professionals in the three month period ended September 30, 2005 over the prior year comparable period. Our actual bill rates are impacted by the type, size and duration of our engagements, and the skill level of our technical professionals. For instance, we typically charge higher rates on complex development projects and lower rates on maintenance projects. Our product revenue decreased by $1.9 million in the three month period ended September 30, 2005 compared to the comparable prior year period due to the sale of our Australian security and connectivity business during the second quarter of 2005.

Cost of revenues

                Our cost of revenues increased by $4.7 million, or 17.8%, from $26.4 million in the three months ended September 30, 2004 to $31.1 million in the three months ended September 30, 2005. Cost of revenues increased by $6.3 million as a result of increased service revenues and decreased by $1.6 million as a result of decreased product sales in the three month period ended September 30, 2005 over the prior year comparable period. Of the $6.3 million increase in cost of service revenues, $5.9 million was due to an increase in total salary and wages for our delivery organization which includes the addition of Accurum technical professionals acquired during the first quarter of 2005. The size of our delivery organization increased from 3,206 technical professionals as of September 30, 2004 to 4,482 as of September 30, 2005. A decrease in the average exchange rate of the Indian rupee increased the cost of sales by $407,000 in the three months ended September 30, 2005 compared to the prior year comparable period.

Gross profit

                Our gross profit increased by $4.3 million, or 18.2%, from $23.6 million in the three months ended September 30, 2004 to $27.9 million in the three months ended September 30, 2005. Our gross margin increased slightly from 47.2% in the three months ended September 30, 2004 to 47.3% in the three months ended September 30, 2005. Gross margins increased due to improved profitability on projects delivered during the quarter, the elimination of our low margin product business in Australia during the second quarter of 2005, offset in part by annual salary increases which were effective on April 1, 2005 and July 1, 2005, and lower utilization in the three months ended September 30, 2005 compared to the prior year comparable period.

Selling, general and administrative expenses

                Sales and marketing expenses decreased by $211,000, or 4.3%, from $4.9 million in the three months ended September 30, 2004 to $4.7 million in the three months ended September 30, 2005. This decrease is primarily attributable to the sale of our security and connectivity business in Australia during the second quarter of 2005, offset in part by increased salary and benefit costs due to annual salary increases effective on April 1, 2005 and July 1, 2005 and increased spending on selling and marketing programs. We believe our continued commitment to invest in our business development operation has increased our visibility as a market leader for IT development project engagements, and has allowed us to add new clients and facilitate future growth of our company. As a percentage of revenue, sales and marketing expenses decreased from 9.8% in the three months ended September 30, 2004 to 8.0% in the three months ended September 30, 2005.

                General and administrative expenses increased by $1.7 million, or 21.3%, from $8.0 million in the three months ended September 30, 2004 to $9.7 million in the three months ended September 30, 2005. The increase is attributable to a $605,000 increase in accounting, legal and professional service fees, a $497,000 increase due to the Accurum acquisition in second quarter of 2005, a $380,000 increase in rent and facility costs, and a $237,000 increase in salary, benefit and recruiting costs. Our accounting, legal and professional service fees increased during the three months ended September 30, 2005 compared to the three months ended September 30, 2004, primarily due to an increased reliance on outside experts on accounting, legal and tax matters due to increased complexities in public reporting and compliance. We acquired Accurum during the first quarter of 2005 which contributed to additional general and administrative costs. The facility expansion in Hyderabad and Pune, India resulted in increases to our rental and facility costs during the three months ended September 30, 2005 over the prior year period. We are expanding our capacity in India to meet future demand for our service offerings to our clients. The annual salary increases effective on April 1, 2005 and July 1, 2005 contributed to increased salary and benefit costs in the three months ended September 30, 2005 compared to the comparable prior year period. As a percentage of revenue, general and administrative expenses increased from 16.0% in the three months ended September 30, 2004 to 16.4% in the three months ended September 30, 2005.

Depreciation and amortization

                Depreciation and amortization increased by $814,000, or 50.9%, from $1.6 million in the three months ended September 30, 2004 to $2.4 million in the three months ended September 30, 2005. Of the $814,000 increase, $460,000 was attributable to computer equipment, leasehold improvements and furniture and fixtures at our Hyderabad and Pune facilities, $106,000 was attributable to our new delivery center in Pune, India which was in service for the three months ended September 30, 2005, $132,000 was attributable to computer equipment, furniture and leasehold improvements at our Rosemont, Illinois facility, $135,000 was attributable to the Accurum acquisition, offset by a $25,000 decrease as a result of the sale of our security and connectivity business in Australia during the second quarter of 2005.

Income from operations

                Income from operations increased by $2.3 million, or 26.4%, from $8.7 million in the three months ended September 30, 2004 to $11.0 million in the three months ended September 30, 2005. As a percentage of revenue, income from operations increased from 17.4% in the three months ended September 30, 2004 to 18.7% in the three months ended September 30, 2005. This was the result of increased revenue growth, the elimination of our low margin product business during the second quarter of 2005, reduced selling expenses and depreciation and amortization as a percentage of revenue, offset in part by annual salary increases effective on April 1, 2005 and July 1, 2005.

Other income and expense

                Interest income increased $337,000, from $219,000 in the three month period ended September 30, 2004 to $556,000 in the three months ended September 30, 2005, due to interest earned on our short-term and long-term investments, as proceeds from our initial public offering in July 2004 significantly increased our short-term and long-term investment balances. Equity in earnings of affiliate decreased $192,000, or 30.7%, from $625,000 for the three months ended September 30, 2004 to $433,000 for the three months ended September 30, 2005, due to a decline in operating earnings of SSS Holdings Limited (SSS) in the three months ended September 30, 2005 from the prior year comparable period. Operating earnings for SSS declined as a result of hiring additional technical professionals during the first quarter of 2005 for upcoming opportunities at one of its largest clients. These technical professionals were hired before full utilization on the client projects in order to fulfill contractual training requirements before deployment at the client site. This resulted in lower than normal utilization levels in 2005. Some of these professionals were deployed on billable assignments during the second and third quarters of 2005 with the remainder to be deployed by first quarter of 2006. Foreign currency exchange loss increased by $60,000, or 38.0%, from $158,000 in the three months ended September 30, 2004 to $218,000 in the three months ended September 30, 2005 as a result of exchange rate fluctuations in the currencies of the countries in which we operate.

 Provision for income taxes

                Our provision for income taxes increased $1.3 million, or 72.2%, from $1.8 million in the three months ended September 30, 2004 to $3.1 million in the three months ended September 30, 2005. Our effective tax rate was 26.0% for the three months ended September 30, 2005, and 19.6% for the three months ended September 30, 2004. Our effective tax rate increased during the third quarter of 2005 because a portion of our tax holiday in India expired on March 31, 2005 and due to a change in the regional distribution of our earnings.

Net income

                Net income increased by $1.1 million, or 14.5%, from $7.6 million in the three months ended September 30, 2004 to $8.7 million in the three months ended September 30, 2005. As a percentage of revenue, net income decreased from 15.1% in the three months ended September 30, 2004 to 14.8% in the three months ended September 30, 2005. Our net income as a percentage of revenue decreased while our income from operations as a percentage of revenues increased primarily due to the higher tax rate and reduced earnings from our investment in SSS in the three months ending September 30, 2005 compared to the comparable prior year period.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Revenues

                Our revenues increased by $37.7 million, or 28.6%, from $131.7 million in the nine months ended September 30, 2004 compared to $169.4 million in the nine months ended September 30, 2005. Of the $37.7 million increase, $17.7 million resulted from increased sales to third parties, while related party sales increased by $20.0 million. Revenues increased in the nine month period ended September 30, 2005 over the prior year period due to a $39.9 million increase in service revenues and a $2.2 million decrease in product sales. Of the $39.9 million increase in service revenues, $45.6 million resulted from increased billable hours as a result of hiring additional technical professionals, including those acquired in the Accurum acquisition during the first quarter of 2005, $1.8 million resulted from increased average bill rates, offset by a $7.5 million decrease in utilization in the nine month period ended September 30, 2005 over the prior year comparable period. Our actual bill rates are impacted by the type, size and duration of our engagements, and the skill level of our technical professionals. For instance, we typically charge higher rates on complex development projects and lower rates on maintenance projects. Our product revenue decreased by $2.2 million in the nine month period ended September 30, 2005 compared to the comparable prior year period due to the sale of our Australian security and connectivity service line during the second quarter of 2005.

Cost of revenues

                Our cost of revenues increased by $20.6 million, or 29.7%, from $69.3 million in the nine months ended September 30, 2004 to $89.9 million in the nine months ended September 30, 2005. Cost of revenues increased by $22.4 million as a result of increased service revenues and decreased by $1.8 million as a result of decreased product sales in the nine month period ended September 30, 2005 over the prior year comparable period. The increase in cost of service revenues was due primarily to an increase in total salary and wages for our delivery organization which includes the addition of Accurum technical professionals acquired during the first quarter of 2005. The size of our delivery organization increased from 3,206 technical professionals as of September 30, 2004 to 4,482 as of September 30, 2005. The remainder of the increase was due to a charge of approximately $800,000 for severance costs relating to the St. Louis, Missouri facility downsizing in the second quarter of 2005. A decrease in the average exchange rate of the Indian rupee increased the cost of sales by $356,000 in the nine months ended September 30, 2005 compared to the prior year comparable period.

Gross profit

                Our gross profit increased by $17.1 million, or 27.4%, from $62.4 million in the nine months ended September 30, 2004 to $79.5 million in the nine months ended September 30, 2005. Our gross margin decreased from 47.4% in the nine months ended September 30, 2004 to 46.9% in the nine months ended September 30, 2005. Our gross margin was negatively impacted in the second quarter of 2005 by a nonrecurring charge for severance costs relating to the downsizing of the St. Louis, Missouri facility, the annual salary increases effective on April 1, 2005 and July 1, 2005, and lower utilization in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Selling, general and administrative expenses

                Sales and marketing expenses increased by $854,000, or 6.5%, from $13.1 million in the nine months ended September 30, 2004 to $13.9 million in the nine months ended September 30, 2005. This increase is attributable to annual salary increases, which took effect on April 1, 2005 and July 1, 2005, and continued investment in selling and marketing programs. We believe our continued commitment to invest in our business development operations has increased our visibility as a market leader for IT development project engagements, and allowed us to add new clients and facilitate future growth of our company. As a percentage of revenue, sales and marketing expenses decreased from 9.9% in the nine months ended September 30, 2004 to 8.2% in the nine months ended September 30, 2005.

                General and administrative expenses increased by $6.1 million, or 27.1%, from $22.5 million in the nine months ended September 30, 2004 to $28.6 million in the nine months ended September 30, 2005. The increase is attributable to a $1.6 million increase in accounting, legal and professional services, a $1.6 million increase in rent and facility costs, a $1.3 million increase due to the Accurum acquisition during the first quarter, a $1.3 million increase in salary and benefit costs, $800,000 in additional visa costs, offset by a $450,000 decrease in bad debt expense. Our accounting, legal and professional service fees increased during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily due to an increased reliance on outside experts for accounting, legal and tax matters due to increased complexities in public reporting and compliance. The facility expansion in Hyderabad and Pune, India resulted in increases to our rental and facility costs during the nine months ended September 30, 2005 over the prior year period. We are expanding our capacity in India to meet future demand for our service offerings to our clients. Salary and benefit costs increased due to annual salary increases which took effect on April 1, 2005 and July 1, 2005, and the addition of general and administrative staff to support the growth of our business. As a percentage of revenue, general and administrative expenses decreased from 17.1% in the nine months ended September 30, 2004 to 16.9% in the nine months ended September 30, 2005. General and administrative expenses have decreased as a percentage of revenue as our basic support infrastructure, including finance, human resources and IT support functions, enabled us to increase our volume of activity with limited increases in expenditures.

Depreciation and amortization

                Depreciation and amortization increased by $2.6 million, or 66.7%, from $3.9 million in the nine months ended September 30, 2004 to $6.5 million in the nine months ended September 30, 2005. Of the $2.6 million increase, $1.7 million was attributable to computer equipment, leasehold improvements and furniture and fixtures at our Hyderabad and Pune facilities, $603,000 was attributable to computer equipment, furniture and leasehold improvements at our Rosemont, Illinois facility and $301,000 was attributable to the Accurum acquisition.

Income from operations

                Income from operations increased by $8.0 million, or 36.4%, from $22.0 million in the nine months ended September 30, 2004 to $30.0 million in the nine months ended September 30, 2005. As a percentage of revenue, income from operations increased from 16.7% in the nine months ended September 30, 2004 to 17.7% in the nine months ended September 30, 2005. This was the result of increased revenue growth, the elimination of our low margin product business in Australia during the second quarter of 2005, reduced selling, general and administrative expenses and depreciation and amortization as a percentage of revenue, offset in part by a second quarter 2005 nonrecurring charge for severance costs relating to the downsizing of the St. Louis, Missouri facility, the annual salary increases effective on April 1, 2005 and July 1, 2005, higher visa costs paid, and lower utilization in the nine months ended September 30, 2005 compared to the prior year comparable period.

Other income and expense

                Interest income increased $1.3 million, from $261,000 in the nine months ended September 30, 2004, to $1.5 million in the nine months ended September 30, 2005 due to interest earned on our short-term and long-term investments, as proceeds from our initial public offering significantly increased our short-term and long-term investment balances. Interest expense decreased by $6,000, or 35.3%, from $17,000 in the nine month period ended September 30, 2004 to $11,000 in the nine month period ended September 30, 2005 as a result of decreased short-term bank borrowings. Equity in earnings of affiliate decreased $899,000, or 44.8%, from $2.0 million for the nine months ended September 30, 2004 to $1.1 million for the nine months ended September 30, 2005, due to a decline in operating earnings of SSS for the nine months ended September 30, 2005 from the prior year comparable period. Operating earnings for SSS declined as a result of hiring additional technical professionals during the first quarter of 2005 for upcoming opportunities at one of its largest clients. These technical professionals were hired before full utilization on the client projects in order to fulfill contractual training requirements before deployment at the client site. This resulted in lower than normal utilization levels in 2005. Some of these technical professionals were deployed on billable assignments during the second and third quarters of 2005 with the remainder to be deployed by the first quarter of 2006. Gain on sale of net assets increased by $270,000, or 100.0%, in the nine month period ended September 30, 2005 compared to the prior year comparable period. This gain on sale is the result of selling our Australian security and connectivity service line to Loop Technology Pty Limited in the second quarter of 2005. Foreign currency exchange loss increased by $377,000, from $168,000 in the nine months ended September 30, 2004 to $545,000 in the nine months ended September 30, 2005 as a result of exchange rate fluctuations in the currencies of the countries in which we operate.

Provision for income taxes

                Our provision for income taxes increased $3.4 million, or 70.8%, from $4.8 million in the nine months ended September 30, 2004 to $8.2 million in the nine months ended September 30, 2005. Our effective tax rate was 25.2% for the nine months ended September 30, 2005, and 20.0% for the nine months ended September 30, 2004. Our effective tax rate increased during the second quarter of 2005 because a portion of our tax holiday in India expired on March 31, 2005 and due to a change in the regional distribution of our earnings.

Net income

                Net income increased by $4.9 million, or 25.4%, from $19.3 million in the nine months ended September 30, 2004 to $24.2 million in the nine months ended September 30, 2005. As a percentage of revenue, net income decreased from 14.7% in the nine months ended September 30, 2004 to 14.3% in the nine months ended September 30, 2005.

Liquidity and Capital Resources

                As of September 30, 2005, we had $80.0 million in cash and investments compared to $91.7 million as of December 31, 2004. Of the $80.0 million, we had $25.3 million in non-restricted cash, $2.5 million in restricted cash, $41.2 million in short-term investments and $11.0 million in long-term investments. Of the $25.3 million non-restricted cash balance as of September 30, 2005, $14.9 million was held in accounts in North America, $4.4 million was held in accounts in Asia Pacific, $4.1 million was held in accounts in India, and $1.9 million was held in accounts in Europe. At December 31, 2004, we had $29.1 million in non-restricted cash, $2.5 million in restricted cash, $35.7 million in short-term investments and $24.4 million in long-term investments. Of the $29.1 million non-restricted cash balance as of December 31, 2004, $22.2 million was held in accounts in North America, $2.6 million was held in accounts in India and $2.3 million was held in accounts in Europe with the balance of $2.0 million held in Asia Pacific. At both September 30, 2005 and December 31, 2004, we had restricted cash in the form of certificates of deposit for $2.5 million which secured letters of credit issued by our U.S. lender in lieu of security deposits for leases of our offices in Rosemont, Illinois and New York, New York. As a result of negotiations with our U.S. lender, on October 28, 2005 our $2.5 million restricted cash balance is no longer restricted. The funds held at locations outside of the United States are for future operating expenses, and we have no intention of repatriating those funds. We are not, however, restricted from repatriating those funds back to the United States, if necessary. While we expect that cash generated by our Indian subsidiary will be reinvested in India to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments would be subject to a withholding tax of 12.8%.

                                Operating activities resulted in a source of funds of $9.2 million during the nine months ended September 30, 2005 as compared to $12.5 million during the nine months ended September 30, 2004. Net cash provided in the nine months ended September 30, 2005 was attributable to $29.8 million in net income net of non-cash adjustments, a $18.3 million increase in accounts receivable, a $10.3 million decrease in other current liabilities, a $9.5 million decrease in other assets, and a $1.5 million decrease in accounts payable. Accounts receivable increased by $18.3 million due to increased revenues in the nine month period ending September 30, 2005 over the prior year period, the timing of customer cash receipts and a change in the billing process for certain key clients during the third quarter of 2005. In December 2004, we received a customer prepayment of $4.3 million and on the third business day in October 2005, we received a customer payment of $4.6 million. Other current liabilities decreased by $10.3 million due to the payment of annual bonuses of $7.7 million in March 2005, a $4.1 million decrease in customer advances, offset in part by a $1.4 million increase in our payroll and subcontractor accrual accounts during the nine month period ending September 30, 2005. In the third quarter of 2004, we received a $8.0 million customer advance from one of our clients, a related party, which was fully utilized at June 30, 2005. Other assets decreased by $9.5 million, primarily due to a decrease of $7.8 million in our net U.S. federal tax receivable as a result of accruing an additional tax provision during the nine month period ended September 30, 2005, and a $1.5 million decrease in prepaid maintenance contracts due to the sale of our security and connectivity business in Australia during the second quarter of 2005. Accounts payable decreased by $1.5 million due to the timing of our accounts payable check runs.

                The non-cash items consisted primarily of depreciation and amortization, loss on the sale of fixed assets and non-cash stock compensation expense offset by equity in earnings of affiliate. Earnings from our affiliate, SSS, are reflected in non-cash items as a use of cash in the operating activities section of the statement of cash flows. Dividends received from SSS are reflected as an investing activity.

                Net cash provided by operating activities in the nine months ended September 30, 2004 was attributable to $22.1 million in net income net of non-cash adjustments, a $14.9 million increase in other current liabilities, a $728,000 increase in accounts payable offset by a $21.3 million increase in accounts receivable and a $3.8 million increase in other assets. Other current liabilities increased by $14.9 million due to the receipt of a $8.0 million customer advance from a related party, a $2.1 million increase in our bonus and commission accruals as a result of revenue and profit growth and a $2.0 million increase in salary and benefit accruals in the nine months ended September 30, 2004. Accounts receivable increased by $21.3 million due to increased revenues in the nine month period ending September 30, 2004 over the prior year period and the timing of customer cash receipts. Both customer advances and the delayed receipt of cash from our largest customers in the first week of the month following the calendar month end, may result in significant changes in our accounts receivable balance in the period-over-period comparison. Other assets increased by $3.8 million, of which $1.9 million represented the prepayment of the October 1, 2004 U.S. payroll on September 30, 2004, $1.5 million related to advances paid to vendors in India for asset procurements and deposits for new leased facilities in Hyderabad and Pune, India and $188,000 represented prepaid payments for services and insurance programs.

                Net cash used in investing activities was $17.7 million for the nine months ended September 30, 2005 and $73.9 million for the nine months ended September 30, 2004. On March 2, 2005, we acquired Accurum, Inc. for a purchase price consisting of a $5 million closing payment, subject to certain adjustments, plus contingent payments of up to $7 million payable upon the achievement of certain performance targets. The net purchase price of $6.9 million at September 30, 2005 is comprised of the $5 million closing payment plus $306,000 in acquisition costs paid, plus a contingent payment of $2.3 million paid in the second quarter of 2005, less $294,000 of cash received as a result of the acquisition, less a $383,000 working capital adjustment in accordance with the terms of the stock agreement. We sold our security and connectivity business in Australia to Loop Technology Pty Limited for a net sales price of $351,000 on May 31, 2005. We sold short-term investments for $8.0 million during the nine months ended September 30, 2005 to fund our current operations and facility expansion programs in India.

                Net cash used in investing activities in the nine months ended September 30, 2004 consisted of a $60.0 million purchase of short and long term marketable security investments with the proceeds received from the initial public offering of shares of our common stock in July 2004. We used $2.5 million to secure a letter of credit issued by our bank in lieu of a security deposit for additional office space in

Rosemont, Illinois to support growth. We used $20.1 million of cash in the nine months ended September 30, 2005 and $12.3 million of cash in the nine months ended September 30, 2004 to purchase property and equipment primarily for the Hyderabad and Pune, India facilities. These cash expenditures were partially offset by $975,000 in dividends received from SSS during the nine months ended September 30, 2005 and $913,000 during the prior year period.

                Net cash provided by financing activities was $4.6 million in the nine months ended September 30, 2005 compared to $60.6 million in the nine months ended September 30, 2004. Net cash provided by financing activities during the nine months ended September 30, 2005 was attributable to $4.2 million in stock option exercises and employee contributions of $361,000 to the employee stock purchase plan. Financing activities generated cash of $60.6 million for the nine months ended September 30, 2004 as a result of receiving net proceeds of $60.3 million from the initial public offering of shares of our common stock in July 2004 and $294,000 as a result of warrant exercises.

                We have a $7.5 million revolving line of credit with Silicon Valley Bank, all of which was available on September 30, 2005. Our credit facility is secured by the grant of a security interest in all of our assets in favor of the bank and contains limitations on our ability to dispose of assets, incur indebtedness, create liens, make certain investments, pay dividends and merge or consolidate. Our credit facility also contains certain financial statement reporting obligations and requires us to maintain certain financial covenants, including a quick ratio of at least 1.25 to 1 and an EBITDA ratio not to exceed 2 to 1. Under our credit facility, our quick ratio is the ratio of our current assets to our current liabilities minus deferred revenue and any current portion of subordinated debt. Our EBITDA ratio is the ratio of all amounts we owe to Silicon Valley Bank under our credit facility to EBITDA. Advances made under our credit facility accrue interest at a per annum rate equal to the prime rate. In April 2005, we extended our existing credit facility with Silicon Valley Bank through April 28, 2006. We are currently in compliance with the covenants contained in our credit facility and believe that our credit facility provides sufficient flexibility so that we will remain in compliance with its terms.

                Our Indian subsidiary, KSIL, has a credit facility with Citibank India which provides for a line of credit of approximately $2.0 million maturing in December 2006. This credit facility provides for bank guarantees and letters of credit in foreign currency. As of September 30, 2005, KSIL had a bank guarantee of approximately $990,000 outstanding and $889,000 in open letters of credit which relate to the import of capital equipment relating to our Pune facility expansion program. On October 5, 2005, KSIL entered into an import letter of credit facility with HSBC bank in India for approximately $910,000 to provide for additional funding for our facility expansion program in India. In June 2005, KSIL signed an International Foreign Exchange Master Agreement (IFEMA) with HSBC bank in India to provide a foreign exchange facility of approximately $11.5 million to hedge trade related foreign exchange exposure. Foreign exchange contracts covered by this facility may only be entered into to cover trade related exchange exposure incurred in the normal course of business. Our foreign exchange facility is unsecured and contains provisions which require prior approval by HSBC bank in India on changes to our capital structure, making certain investments, and incurring additional debt. In addition, the HSBC bank facility imposes restrictions on dividend payments and net working capital.

                We expect to continue our facilities expansion program in India and expect our capital spending for the full year 2005 to be approximately $35.0 million, relating primarily to the construction of our new delivery center in Hyderabad, India, the expansion of our delivery center in Pune, India and the acquisition of land in Chennai, India. In June 2005, we completed the construction of one of our delivery centers in Pune, India which has an occupancy capacity of 800 seats.

                We currently lease space for our employees in Hyderabad, India. These leases expire near the time construction of our new facility in Hyderabad is scheduled to be completed. Construction of the Hyderabad facility started in April 2005 and we are expecting to complete phase one of this project by March 2006 and phase two by the fourth quarter of 2006. Completion of phase one of this project will provide seating capacity for an additional 2,000 associates. In our current lease agreement, we have options for short-term lease extensions if we experience construction delays, which will allow us to move our Hyderabad employees from leased space to our new facility upon its completion. The completion of this project in phases, based on the need to meet increased client demand, will allow us to minimize the impact on future financial performance if we experience an unexpected hiring reduction. As a result, the projected impact on our operating profit due to unoccupied space in the initial occupancy periods of our new facility is projected to be a maximum of $28,000 per month. We believe that the transfer of employees from leased space to our new facility in Hyderabad will result in a net reduction in expenses of approximately $770,000 per year. This net reduction will result from reduced general and administrative expenses of approximately $1.1 million per year partially offset by an increase in depreciation of approximately $357,000 per year.

                In August 2004, we entered into an agreement to acquire the real estate for our new delivery center in Hyderabad, India from an Indian government entity. At this time, we are not required to make payment for the real estate. Under the terms of the agreement, we must invest approximately $11 million in our Hyderabad delivery center and employ at least 3,000 persons at the center in order to acquire title to the real estate. We are only required to make payment to the seller to the extent we employ fewer than 3,000 persons by August 2011. The amount we will be required to pay, if any, will be in direct proportion to $990,000 based on the number of employees at August 2011, if less than 3,000. For example, if we only employ 2,000 persons at the new delivery center in August 2011, we will be required to pay the seller $330,000. In November 2004, we provided a bank guarantee of $990,000 toward the purchase price for the real estate. The bank guarantee will be revised in 2006, and each year thereafter, based upon the number of employees actually employed at the new delivery center in proportion to our commitment to hire at least 3,000 employees at the new delivery center.

                On October 19, 2005, KSIL acquired 100% of the outstanding shares of Pune Software Park Private Limited (PSP Corporation) for a closing payment of $3.8 million (170 million rupees). PSP Corporation owns a technology park and development center in Pune, India which is primarily occupied and leased to KSIL. We believe our strategic decision to purchase rather than lease this facility will result in future cost savings and increase capacity for future growth. Approximately $299,000 of the closing payment will be held in an escrow account to satisfy certain indemnification obligations of the sellers that may arise under the purchase agreement. The Company will account for this acquisition as a purchase transaction in the fourth quarter 2005.

                In June 2005, we signed an agreement to lease with Mahindra Industrial Park Ltd (MIPL), in Chennai, India for a long-term leasehold interest in 30 acres of real estate. This real estate has been granted Special Economic Zone status, which provides certain corporate and sales tax exemptions upon the fulfillment of certain export obligations. We have paid lease charges of $1.4 million in the second quarter of 2005, which represents 85% of the total lease charges. We will pay the remaining $248,000 lease charges upon the contractual performance of certain conditions by MIPL as defined in the lease agreement. The payment date for the remaining lease charges has been extended to the fourth quarter of 2005.

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

Recent Accounting Pronouncements

                In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) — Share-Based Payment (SFAS 123R). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions when an entity obtains employee services in share-based payment transactions. The statement provides for a prospective application of the new standard under which compensation cost will be recognized on or after the required effective date for all future share based award grants and the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123R for pro forma disclosures. For periods before the required effective date, we may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123R. We have not yet determined whether we will elect to adopt the modified version of retrospective application.

                On April 14, 2005 the Securities and Exchange Commission (SEC) approved a new rule that delays the effective date of SFAS 123R. Under the SEC’s rule, SFAS 123R is now effective for Kanbay beginning January 1, 2006.

                In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 3). SFAS 154 replaces the provisions of SFAS 3 with respect to reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. Issuers that apply SFAS 154 in an interim period should provide the applicable disclosures specified in SFAS 154. The Company does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

                We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. We have historically entered into, and we may enter into in the future, forward foreign currency exchange contracts to hedge non-U.S. dollar currency exchange exposures. The purpose of this foreign currency hedging activity is to protect us from the risk that the eventual cash flows from sales of our services might be adversely affected by changes in exchange rates.

                Our most significant foreign currency exchange rate exposure relates to fluctuations in the Indian rupee. In December 2004, we adopted a foreign currency exchange management policy. This policy authorizes us to hedge our exposure to the Indian rupee to offset the effect of changes in the exchange rate. Pursuant to this policy, we entered into several forward contracts during 2005 to hedge foreign currency exchange exposure between the Indian rupee and the U.S. dollar. As of September 30, 2005, we had foreign currency contracts representing an aggregate amount of $20.5 million outstanding with maturity dates ranging from October 2005 through April 2006. In June 2005, KSIL signed an International Foreign Exchange Master Agreement (IFEMA) with HSBC bank in India to provide a foreign exchange facility of approximately $11.5 million to hedge trade related foreign exchange exposure. Foreign exchange contracts covered by this facility may only be entered into to cover trade related exchange exposure incurred in the normal course of business. Our foreign exchange facility is unsecured and contains provisions which require prior approval by HSBC bank in India on changes to our capital structure, making certain investments, and incurring additional debt. In addition, the HSBC bank facility imposes restrictions on dividend payments and net working capital. We have performed a quantitative analysis of our currency rate exposure to the Indian rupee as of September 30, 2005. Based on our current cost structure, a 10% appreciation in the Indian rupee against the U.S. dollar would cause our gross profit margin to decrease by 1.9% and our operating profit margin to decline by 2.6% and our other income to decrease by $1.3 million. We do not enter into derivative instruments for trading purposes.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

As of September 30, 2005, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, have concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

Changes in internal control.

                As of September 30, 2005, there were no changes in our internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these controls.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2004, we completed our initial public offering of shares of our common stock. In connection with our initial public offering, we offered and sold 5,362,500 shares of our common stock and Household Investment Funding, Inc. (HIFI) offered and sold 1,787,500 shares of our common stock at a price of $13.00 per share. The offer and sale of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1, as amended (File No. 333-113495), which was declared effective by the Securities and Exchange Commission on July 21, 2004. The managing underwriters in this offering were UBS Securities LLC, Robert W. Baird & Co. Incorporated and Janney Montgomery Scott LLC. On August 4, 2004, certain selling stockholders offered and sold 1,072,500 additional shares of our common stock at a price of $13.00 per share upon the exercise of the underwriters’ over-allotment option.

The aggregate price of the shares sold in our initial public offering, including the shares sold pursuant to the underwriter’s over-allotment option, was $106.9 million. Our portion of the net proceeds from the initial public offering was $60.4 million. In connection with the initial public offering, we paid underwriting discounts and commissions of $4.9 million and offering expenses of $4.5 million. We did not receive any proceeds from the sale of the 1,787,500 shares sold by HIFI or the 1,072,500 shares sold by other selling stockholders pursuant to the underwriters’ over-allotment option. The net proceeds were invested in interest bearing short-term and long-term marketable securities. We currently plan to spend approximately $45 million of the net proceeds for the construction of a new delivery center in Hyderabad, India, the expansion of our delivery center in Pune, India and the purchase of land and the construction of a new delivery center in Chennai, India. We intend to use the balance of the proceeds for working capital and other general corporate purposes, including additional infrastructure expansion or acquisitions of or strategic investments in complementary businesses, technologies or services. We spent approximately $8.0 million of the net proceeds in 2004 and $8.0 million of the net proceeds in the nine months ended September 30, 2005 for the renovation of our facilities in Pune and Hyderabad India and the purchase of land in Chennai, India. In the first quarter of 2005, we spent $5.0 million of the net proceeds in connection with the acquisition of 100% of the outstanding shares of Accurum, Inc. on March 2, 2005. We spent an additional $1.5 million in contingency payments relating to the Accurum, Inc. acquisition in the second quarter of 2005 based on the achievement of certain sales targets as defined in the purchase agreement.

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

KANBAY INTERNATIONAL, INC.

Date: November 4, 2005	By: /s/ Raymond J. Spencer
Raymond J. Spencer
Chairman of the Board and Chief Executive Officer
(Principal executive officer)

Date: November 4, 2005	By: /s/ William F. Weissman
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