Form 10-K
period 2005-12-31
KANBAY INTERNATIONAL INC
filed 2006-03-16
CIK 1125011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 000-50849

KANBAY INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4387594
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation of Organization)

6400 Shafer Court, Suite 100
Rosemont, Illinois 60018
Phone: (847) 384-6100

(Address, including zip code, and telephone number
(including area code) of registrant’s principal executive office)

Securities registered pursuant to Section 12 (b) of the Act:

None.

Securities registered pursuant to Section 12 (g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Nasdaq National Market

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes: ☐ No: ☒.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act   Yes: ☐ No: ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes: ☒ No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes: ☐ No: ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2005, based on the closing sale price of $23.11 per share on such date on the Nasdaq National Market, was $574,738,096.81. Shares of common stock beneficially owned by each director and executive officer and by each person who beneficially owned 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2006, the Registrant had 39,132,340 shares of common stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference

Certain sections of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2005 (the “2006 Proxy Statement”) are to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year ended December 31, 2005 are incorporated by reference into Part III of this Report.

KANBAY INTERNATIONAL, INC.

PART I.

Item 1.   Business

General

We are a global provider of information technology, or IT, services and solutions focused on the financial services industry. We combine technical expertise with deep industry knowledge to offer a broad suite of services, including application development, maintenance and support, software package selection and integration, business process and technology advisory services and other specialized services through our global delivery model. Our three tier global delivery model combines global client relationship teams, senior technical and industry experts at our offsite regional service centers and equally strong technical and industry knowledge in our global delivery centers in India. As a result, we are able to deliver high value solutions using a seamless, consistent and cost-effective client service approach.

We focus on the financial services industry and provide our services primarily to companies in the banking, securities and investments and insurance industries. In providing our services, we utilize a wide array of technologies to develop customized solutions that address our clients’ specific needs, coupled with our industry-specific and company-specific knowledge of how best to deploy those technologies. Our clients include many of the world’s leading banks, insurance companies and securities firms.

Our engagements with our top clients typically involve numerous projects and multiple business units within each client and vary in complexity, scope and duration. We seek to expand our client relationships and migrate each client over time from discrete initial engagements to longer-term, recurring projects. For example, over the past several years we have successfully deepened our relationship with our largest client, HSBC (formerly Household International). For the year ended December 31, 2005, HSBC, which is also our largest stockholder with approximately 13.0% of our common stock, accounted for 53.1% of our total revenues. Similarly, we have successfully developed our relationship with our second largest client, Morgan Stanley, which is a stockholder of ours and accounted for 11.6% of our total revenues in the year ended December 31, 2005. Our five largest clients together accounted for 75.6% of our total revenues in the year ended December 31, 2005. For each of 2005 and 2004, we received at least 87.0% of our total revenues from clients that we worked with during the prior year.

We have operated our business since 1989 and converted from a limited liability company to a corporation in August 2000. Our corporate headquarters are located in Rosemont, Illinois. We have regional offices located in eight countries and delivery centers in Pune, Hyderabad, and Chennai, India, where 4,645 technical professionals were based as of December 31, 2005. In 2005, we acquired land in Chennai, India, where we intend to build a new development center. We own a 48.9% interest in SSS Holdings Corporation Limited (“SSS”), which is based in Liverpool, England and focuses primarily on providing IT services to the securities industry.

Industry Background

The role of IT has evolved from simply supporting business enterprises to enabling their expansion and transformation. To succeed in today’s marketplace, companies must respond rapidly to market trends, create new business models and improve productivity. Multiple technology platforms and an enhanced emphasis on security and back-up facilities have increased the complexity and cost of IT systems, resulting in greater IT-related risks. The increased complexity, cost and risk have created a growing need for specialists with experience in leveraging technology to support business strategy and expansion.

Many companies have been forced to reduce their IT budgets as well as place a greater emphasis on closely managing IT spending and improving their return on investments. To accomplish these objectives, many IT departments have shifted all or a portion of their IT development, integration and maintenance requirements to outside IT service providers. In the current market environment, the global financial services industry is faced with a number of challenges, including increased regulatory scrutiny, growing competition and ongoing domestic and international consolidation. Consequently, companies within the financial services industry are looking externally for solutions that allow them to reduce costs and improve performance. Total global IT services spending within the financial services industry is expected to increase from $140.5 billion in 2005 to $177.8 billion in 2009, representing a compound annual growth rate of 6.0%. The financial services industry is expected to account for approximately 23% of total global IT services spending from 2006 to 2009.

Competitive Strengths

We believe our competitive strengths include:

Deep industry expertise.   We have developed expertise in the financial services industry, with a specific focus on banking, insurance and securities and investment institutions. Our industry focus has enabled us to acquire a thorough understanding of our clients’ business issues and applicable technologies, which allows us to deliver services and solutions tailored to each client’s needs. We combine our deep knowledge of industry practices and challenges with an understanding of our clients’ requirements to provide high quality, timely services. Because of our specific industry focus, a significant economic downturn in the financial services industry could negatively affect our business.

Three-tier global delivery model.   Our global delivery model allows us to provide each of our clients with a responsive and accessible relationship management team both at the client’s location and at our delivery centers, a readily available offsite team of technology and industry experts at our regional service centers and a cost-effective design, application development, maintenance and support team at our global delivery centers in India. We believe the processes and technology infrastructure comprising our three-tier global delivery model enable us to effectively integrate our onsite and offsite execution capabilities to deliver seamless, consistent services on a global basis. The level of industry knowledge in combination with strong technical skills at our centers in India enables us to provide quality services at an attractive price point for our clients. Because we depend on third party communication service providers and various satellite and optical links to link our global delivery centers to our clients, any disruption in these communication links could hinder our performance and our ability to complete client projects on time.

Commitment to attracting, developing and retaining the highest quality employees.   We believe we have established a business culture throughout Kanbay that enables us to attract and retain the best available industry talent. From 2003 to 2005, we retained an average of 86% of our employees even though the number of our employees grew significantly. We believe that our high employee retention rate provides tangible benefits to our clients, such as low turnover on long-term engagements, retention of knowledge which can be applied to new projects, consistent quality and competent and responsive personnel. We expect that we will continue to grow and our anticipated growth could place a significant strain on our ability to maintain our culture and provide these tangible benefits to our clients.

Long-term client relationships.   We have long-standing relationships with several large, international companies within the financial services industry. We focus on building enduring relationships with both existing and new clients and strive to achieve close interaction at every level of their organizations. Our ability to successfully deliver consistent, seamless solutions on a global basis combined with our deep knowledge of the financial services industry helps us expand the breadth and scope of our engagements with existing clients. We manage client relationships with our relationship development methodology, which helps us to migrate our clients over time from discrete initial engagements to longer-term, recurring projects. We have historically earned, and believe that in the future we will continue to earn, a significant commitment to Kanbay by key clients through our combination of global engagement management, company and industry know-how, and consistently cost effective delivery.

Scalable global business model.   We believe that the combination of our three-tier global delivery model and our industry focus allows us to quickly deploy project teams to engage new projects and rapidly meet client needs. Our ability to rapidly deploy our project teams on new engagements and to provide our services to our clients is dependent on many factors, including continued compliance with various immigration restrictions and the maintenance of our global communications infrastructure.

Technologies and tools.   Through its development centers in India and elsewhere in the organization, Kanbay has developed a significant body of know-how regarding industry-specific process and technology. In addition, Kanbay has developed a number of staff and engagement management, development and delivery tools that contribute significantly to our delivery of high value, cost-effective solutions to our clients.

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

Application development, maintenance and support.   We provide application development, maintenance and support services for our clients’ technology platforms, from web servers to legacy mainframes. Our application development capabilities span the software development life cycle, including defining software requirements, writing software programs and designing, prototyping, building, integrating, producing and implementing custom applications.

Specialized services.   Some of the specialized services we offer our clients include business intelligence, testing and application management outsourcing. Our business intelligence services utilize our tools and third party software to enable our clients to discover trends in their internal business or customer data and compare those trends to market data. Our testing services provide our clients with an objective assessment of their test processes and recommendations on tools, technologies and methodologies, including functional and regression testing, user acceptance testing, application security testing and test solution design. Our application management outsourcing services can include employing clients’ existing application support employees, transitioning to new applications, transforming legacy applications and executing longer-term service level agreements.

Our Clients

We provide our services to companies in the financial services industry with a particular focus on banking institutions, insurance companies and securities and investment firms.

We have long-standing relationships with many large, international companies within the financial services industry. We focus on building enduring relationships with both existing and new clients through our relationship development methodology, which helps us migrate our clients from discrete initial engagements to longer-term, recurring projects. As a result, we have historically earned, and believe that we will continue to earn, a significant portion of our revenues from a limited number of clients. HSBC, which is our largest client and our largest stockholder, accounted for 53.1%, 55.6% and 53.2% of our total revenues in the years ended December 31, 2005, 2004 and 2003. Morgan Stanley, which is our second largest client, accounted for 11.6%, 10.3% and 13.0% of our total revenues in the years ended

December 31, 2005, 2004 and 2003. Our five largest clients together accounted for 75.6%, 80.4% and 80.7% of our total revenues in the years ended December 31, 2005, 2004 and 2003.

Banking Institutions

The banking institutions we serve include multi-national commercial and retail banks and consumer finance companies around the world.

Our solutions help these institutions:

•       improve their ability to process new and existing accounts;

•       streamline their processes for credit approval and financial authorization and provide easier access to product information;

•       collect delinquent accounts;

•       organize demographic information and customer purchasing history for marketing to new accounts;

•       add  new functions to existing systems to meet governmental regulatory and compliance requirements;

•       lower costs by decreasing system processing times and creating more efficient processes; and

•       increase customer satisfaction by providing easy access to account information.

Insurance Companies

We serve insurance companies that provide life, pension, health, property and casualty, commercial and supplemental life insurance.

We design, develop and implement solutions for our insurance clients that:

•       enable rapid entry into new geographic markets through insurance architectural solutions and tools;

•       provide insurance agents and policyholders access to policy information via the web;

•       reduce the cost of legacy transformation, application development, and maintenance by leveraging our global delivery model;

•       simplify and automate policyholder billing and payment processes, reducing customer inquiries and needed support staff; and

•       reduce testing costs by creating a comprehensive testing environment for both initial deployment and ongoing system testing.

Security and Investment Firms

We serve various types of securities and investment firms, including asset management institutions, securities brokerage firms, private wealth management firms, investment banking institutions, securities exchanges and hedge funds.

Our services to these security and investment firms enhance their ability to:

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

Our Global Delivery Model

We believe that our three-tier global delivery model is a significant competitive strength for us because it provides the following benefits to our clients:

•       strong leadership and industry knowledge in our centers in India enables the delivery of high value services at a low cost;

•       responsiveness and accessibility of a relationship team both at the client’s location and offshore in India;

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

The objective of our three-tier global delivery model is to effectively integrate our onsite and offsite execution capabilities to deliver seamless, consistent services on a global basis. For most engagements, a multi-site team of our employees is assembled that includes a relationship management team at the client’s location with participation from India, offsite senior technical and industry experts at our regional service centers and at our development centers in India, and a design, application development, maintenance and support team at our delivery centers in India. The client’s system is then connected to our system to enable simultaneous processing of project components by our onsite and offsite personnel. Our onsite and offsite project managers have joint accountability for each project.

Our regional service centers are typically located in the client’s region to offer technical and industry expertise and timely responses. Our existing delivery centers located in Pune, Hyderabad, and Chennai, India offer the same level of technology and industry expertise in addition to cost-effective delivery. We expect to continue our facilities expansion program in India in 2006 including the construction of our new delivery center in Hyderabad, India, and the expansion of our delivery centers in Pune and Chennai, India.

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

Our significant investment in our communications infrastructure is designed to provide uninterrupted service to our clients. Our communications infrastructure is composed of redundant high-speed optical fiber, backup satellite links and multiple path routing between our delivery centers in India and our clients’ facilities. Our delivery centers in India rely on high-speed fiber optic intra-company connectivity and an on-premises satellite earth station for redundancy. In addition, our proprietary software tools provide our clients real-time access to global project status reports and a searchable central repository for project documents. These tools also enable us to monitor and synchronize different versions of software development projects being worked on in multiple centers and minimize management overhead costs.

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

SSS Holdings Corporation Limited

As of December 31, 2005, we held 48.9% of the ownership interest in SSS Holdings Corporation Limited (“SSS”), which we originally acquired in November 2000 in exchange for 2,086,697 shares of our common stock valued at approximately $15.9 million. SSS is a Liverpool, England based IT services firm focused primarily on providing software maintenance and development and business process outsourcing services to U.K. securities firms. We do not control the business, operations or dividend policy of SSS. For the year ended December 31, 2005, SSS had revenues of £32.0 million, or approximately $58.1 million, and our share of the earnings of SSS provided us with $1.5 million of equity in earnings of affiliate.

Intellectual Property

We do not rely on patents and do not believe that patents are important to our business. However, we have developed a significant body of know-how regarding industry and client-specific software applications and technologies. We rely upon a combination of trade secrets and nondisclosure and other contractual arrangements to protect our intellectual property rights and proprietary methodologies. It is our policy to enter into confidentiality agreements with our employees and consultants, and we generally control access to and distribution of our proprietary information. We will continue to pursue the registration of certain of our trademarks and service marks in the United States and other countries.

We generally implement safeguards designed to protect our clients’ intellectual property in accordance with our clients’ needs and specifications. Compliance with these safeguards is the responsibility of our management and is generally monitored by our clients through inspections or audits. The safeguards we implement may include some or all of the following:

•       segregation of the work area at our global delivery centers dedicated to a particular client from the work areas dedicated to other clients;

•       limited, secure-access to a client’s server room, with regular monitoring of entries and exits;

•       separate, encrypted communication links between our global developers and the client’s network;

•       custom configuration of computers used for the client’s project to include only the hardware and software specified by the client; and

•       training programs to ensure that our employees are aware of, and sensitive to, the client’s confidentiality needs.

Competition

We believe that the principal competitive factors in our business include the ability to:

•       globally deploy client focused engagement management;

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

•       offer cost-effective pricing of services.

We believe that we compete effectively on all of these factors.

The global IT service providers with whom we compete fall into two broad categories: offshore IT service providers and large consulting and other professional service firms. Some of our competitors have significant resources and financial capabilities combined with much larger numbers of IT professionals. As a result, these competitors may be better positioned to use significant economic incentives to secure contracts with our existing and prospective clients. These competitors may also be better able to compete for skilled professionals by offering them more attractive compensation or other incentives.

Offshore IT service providers generally have some sales presence and software consultants working in North America or Europe, but execute most of their work offshore. In India alone, there are many offshore IT service providers, with a few top companies firmly established in the global market. The offshore IT service providers with whom we primarily compete include Cognizant Technology Solutions, Infosys Technologies, Tata Consultancy Services and Wipro.

We also compete with large multinational IT service providers such as Accenture, BearingPoint, Cap Gemini and Deloitte & Touche, many of which have established global delivery centers in such countries as India and China to leverage the cost benefits of global delivery.

We believe that we are well positioned against competition because of our unique blend of industry and technical knowledge. Through our global delivery model, we combine our onsite and offsite capabilities to balance cost and customer proximity. Many offshore service providers have business operations primarily in India, which allows them to offer lower-cost services, but their lack of onsite and offsite regional capabilities causes them to sacrifice customer intimacy. On the other hand, most multi-national service providers have extensive onsite client management capabilities, but these capabilities generally include large overhead costs which increase the cost of their services. We have a strong presence in the U.S., supported by other regional centers which we believe enables us to couple proximity to customers with a strong and cost-effective global delivery and support functions.

Operating Segment and Geographic Information

We provide IT management consulting services and operate our business as a single operating segment. The majority of our services continue to be provided to clients in North America. In 2005, approximately 89.0% of our revenues came from work performed in North America, 8.0% from India and Asia Pacific and 3.0% from Europe. Information regarding our revenues and total assets by geographic area for the three-year period ended December 31, 2005 is presented in note 15 of the audited consolidated financial statements included in this report.

Employees

As of December 31, 2005, we had 5,242 full-time employees. In North America, we had a total of 842 employees, including 608 IT professionals and 234 sales, marketing and administrative personnel. We have one office in the United Kingdom, with a total of 22 employees. In the Asia-Pacific region, we operate from one office in Australia and one each in Hong Kong, Singapore and Japan, with a total of 86 employees. Our India staff works from our delivery centers in Pune, Hyderabad and Chennai with a total of 4,292 employees, including 3,958 IT professionals and 334 marketing, finance, recruiting, staffing, facility management and administrative personnel.

Item 1A.   Risk Factors

Our business, financial condition or operating results may suffer if any of the following risks is realized. Additional risks and uncertainties not currently known to us may also adversely affect our business, financial condition or operating results.

RISKS RELATED TO OUR BUSINESS

Our revenues are highly dependent on a small number of clients, including a single client from whom we receive more than 50% of our revenues and which is also our largest stockholder, and the loss of any one of our major clients could significantly impact our business.

HSBC, which is our largest client and our largest stockholder, accounted for 53.1%, 55.6% and 53.2% of our total revenues in the years ended December 31, 2005, 2004 and 2003. Morgan Stanley, which is our second largest client, accounted for 11.6%, 10.3% and 13.0% of our total revenues in the years ended December 31, 2005, 2004 and 2003. Our five largest clients together accounted for 75.6%, 80.4% and 80.7% of our total revenues in the years ended December 31, 2005, 2004 and 2003.

A significant or prolonged economic downturn in, increased regulation of and restrictions imposed on the financial services industry may result in our clients reducing or postponing spending on the services we offer.

A significant portion of our revenues is derived from North American clients in the financial services industry, who have historically operated in a cyclical business environment. For the years ended December 31, 2005, 2004 and 2003, approximately 89%, 86% and 82% of our revenues were derived from North America. If economic conditions weaken, particularly in the U.S. financial services industry, our clients may reduce or postpone their IT spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability.

Our failure to anticipate rapid changes in technology may negatively impact demand for our services in the marketplace.

Our success will depend, in part, on our ability to develop and implement business and technology solutions that anticipate rapid and continuing changes in technology, industry standards and client preferences. Also, products and technologies developed by our competitors may make our solutions noncompetitive or obsolete.

The IT services market is highly competitive, and our competitors may have advantages that could allow them to better use economic incentives to secure contracts with our existing and prospective clients and attract skilled IT professionals.

Our primary competitors include:

•       large consulting and other professional service firms, including Accenture, BearingPoint, Cap Gemini and Deloitte & Touche; and

•       offshore IT service providers, including Cognizant Technology Solutions, Infosys Technologies, Tata Consultancy Services and Wipro.

Some of our competitors are large consulting firms or offshore IT service providers which have significant resources and financial capabilities combined with much larger numbers of IT professionals. Our competitors may be better positioned to use significant economic incentives to secure contracts with our existing and prospective clients. These competitors may also be better able to compete for skilled professionals by offering them more attractive compensation or other incentives. In addition, one or more of our competitors may develop and implement methodologies that yield price reductions, superior productivity or enhanced quality that we are not able to match.

We also expect additional competition from offshore IT service providers with current operations in other countries, such as China and the Philippines, where we do not have operations other than our regional service center in Hong Kong.

Our executive officers and directors and their respective affiliates, including HSBC, which own a large percentage of our common stock, have substantial voting control over Kanbay and their interests may differ from other stockholders.

Our executive officers and directors and their affiliates, including HSBC, beneficially own, in the aggregate, a large percentage of our outstanding common stock. As a result, these stockholders exercise significant control over all matters requiring stockholder approval, including the election of directors, any amendments to our certificate of incorporation and approval of significant corporate transactions. These stockholders may exercise this control even if they are opposed by our other stockholders.

If we do not effectively manage our anticipated rapid growth, we may not be able to develop or implement new systems, procedures and controls that are required to support our operations, market our services and manage our relationships with our clients.

In recent years, the number of our employees has grown rapidly. To manage this anticipated rapid growth, we must implement and maintain proper operational and financial controls and systems in order to expand our services and employee base. Further, we will need to manage our relationships with various clients, vendors and other third parties. If we are unable to manage our growth, our business, operating results and financial condition would be adversely affected.

Our services may infringe on the intellectual property rights of others, which may subject us to legal liability, harm our reputation, prevent us from offering some services to our clients or distract management.

We cannot be sure that the services that we offer to our clients do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or our clients. Historically, we have generally agreed to indemnify our clients for all expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties based on the services that we have performed. Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly and/or injure our reputation.

We have a limited ability to protect our intellectual property rights, and unauthorized use of our intellectual property could result in the loss of clients.

Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements and copyright and trademark laws to protect our intellectual property rights. The steps we take to protect our intellectual property may not be adequate to prevent or deter infringement or other unauthorized use of our intellectual property, and we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights.

Our engagements with clients may not be profitable.

Unexpected costs or delays could make our contracts unprofitable.   The profitability of our engagements, and in particular our fixed-price contracts, is affected by increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, which could make these contracts less profitable or unprofitable.

Our clients may terminate our contracts on short notice.   Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. Many of our consulting engagements are less than 12 months in duration, and our clients may terminate most of our engagements on short notice. If contracts are terminated, we lose the associated revenues, and we may not be able to eliminate associated costs in a timely manner or transition employees to new engagements in an efficient manner.

Our clients unexpected financial insolvency.   Although a due diligence review is performed by us prior to taking on a new customer and periodically throughout the customer’s life cycle, we have no assurance that our customers will be able to pay for our services if they experience a significant, unfavorable future event which affects their future paying ability.

Our profitability is dependent on our billing and utilization rates, and our ability to control these factors is only partially within our control.

The rates we are able to charge for our services are affected by a number of factors, including:

•       our clients’ perception of our ability to add value through our services;

•       our ability to control our costs and improve our efficiency;

•       introduction of new services by us or our competitors;

•       pricing policies of our competitors; and

•       general economic conditions.

Our utilization rates are affected by a number of factors, including:

•       seasonal trends, primarily our hiring cycle and holiday and summer vacations;

•       our ability to transition employees from completed and/or terminated projects to new engagements;

•       the amount of time spent by our employees on non-billable training activities;

•       our ability to forecast demand for our services and thereby maintain an appropriate headcount; and

•       our ability to manage employee attrition.

We are investing substantial cash assets in new facilities, and our profitability could be reduced if our business does not grow proportionately.

We spent approximately $32.7 million in 2004 and 2005 and have plans to spend an additional $38.0 in 2006 on the facility expansion program in India. Our facility expansion program is based on the assumption that our business will continue to grow at levels consistent with our business plan. If our business does not grow proportionately with our facility expansion program, or if we face cost overruns or project delays in connection with these facilities, our capital investment may affect the future profitability of our business.

Our ability to raise capital in the future may be limited and our failure to raise capital when needed could prevent us from growing.

We expect that our cash flow from operations and the amounts we are able to borrow under our credit facility will be adequate to meet our anticipated needs for at least the next two years. We may in the future be required to raise additional funds through public or private financing, strategic relationships or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could seriously harm our business.

RISKS RELATED TO OUR INDIAN AND INTERNATIONAL OPERATIONS

Wage pressures in India may reduce our profit margins.

Wages in India are increasing at a faster rate than in the North America, which will result in increased costs for IT professionals, particularly project managers and other mid-level professionals. We may need to increase the levels of our employee compensation more rapidly than in the past to remain competitive.

Terrorist attacks or a war or regional conflicts could adversely affect the Indian economy, disrupt our operations and cause our business to suffer.

Terrorist attacks, such as the attacks of September 11, 2001 in the United States, and other acts of violence or war, such as a conflict between India and Pakistan, have the potential to directly impact our clients and the Indian economy by making travel more difficult, interrupting lines of communication and effectively curtailing our ability to deliver our services to our clients.

Disruptions in telecommunications or severe weather conditions could harm our global delivery model, which could result in client dissatisfaction and a reduction of our revenues.

A significant element of our business strategy is to continue to leverage and expand our delivery centers in Hyderabad, Pune, and Chennai, India. In particular, our delivery centers in India accounted for approximately 52.0% and 51.7% of our revenues for the years ended December 31, 2005 and 2004. Any significant loss in our ability to communicate, or in our employees’ ability to travel to our delivery centers as a result of floods or other severe weather conditions, could result in a disruption in business, which could hinder our performance or our ability to complete client projects on time.

Our net income would decrease if the Government of India reduces or withdraws tax benefits and other incentives it provides to us or adjusts the amount of our income taxable in India or if we repatriate our earnings from India.

Currently, we benefit from the tax holidays the Government of India gives to the export of IT services from specially designated software technology parks in India. During 2005, a portion of our tax holiday expired which resulted in an increase in our effective tax rate. The remainder of the tax holidays will stay in place until March 31, 2009. Recently, the Government of India has discontinued these tax exemptions for certain software companies and required the companies to pay additional taxes. As a result, we cannot be certain that the Government of India will not attempt to disallow our tax holidays or taxable income deduction or require us to pay additional taxes.

The Government of India recently enacted new transfer pricing rules and began audits of companies, including us, that are subject to these new rules. We cannot be certain that the audits will not result in adjustments to our Indian taxable income given the limited precedents in applying the new requirements. Under Indian law if we repatriated our Indian earnings in the future or such earnings were no longer deemed to be indefinitely reinvested, we would accrue the applicable amount of taxes associated with such earnings.

In addition to India, we are subject to transfer pricing rules in the United States and a number of other jurisdictions around the world. While we believe our transfer pricing policies are reasonable, the Internal Revenue Service or other taxing jurisdiction may challenge our transfer pricing. We do not believe that any potential adjustment would have a material effect on our financial statements.

Restrictions on immigration may affect our ability to compete for and provide services to clients in the United States, which could adversely affect our ability to meet growth and revenue projections.

The majority of our IT professionals are Indian nationals. The ability of our IT professionals to work in North America, Europe and in other countries depends on our ability to obtain the necessary work visas and work permits. Existing and proposed limitations on and eligibility restrictions for these visas could have a significant impact on our ability to transfer IT professionals to North America, Europe and other countries. Further, in response to recent global political events, the level of scrutiny in granting visas has increased. New security procedures may delay the issuance of visas and affect our ability to staff projects in a timely way.

Currency exchange rate fluctuations will affect our operating results.

The exchange rate between the Indian rupee and the U.S. dollar has changed substantially in recent years and may fluctuate substantially in the future. An appreciation of the Indian rupee against the U.S. dollar may have a material adverse effect on our cost of revenues, gross profit margin and net income, which may in turn have a negative impact on our business, operating results and financial condition. Specifically, based on our current cost structure, a 1% appreciation of the Indian rupee against the U.S. dollar would cause our gross profit margin to decrease by 32 basis points and our operating profit margin to decline by 1.4%.

Available Information

Our Internet website is http://www.kanbay.com. We make available free of charge on or through our Internet website this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonable practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Information contained on our website is not part of this report and shall not be deemed to be incorporated by reference into this report or any other public filing made by us with the SEC.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Our principal executive offices are located in Rosemont, Illinois. Our delivery center in Pune, India consists of two building clusters and two stand alone buildings and houses an onsite satellite earth station, dedicated communication links to clients and a technology learning training center. We own the two building clusters  and lease the other two buildings in Pune. We currently lease our delivery centers in Hyderabad, India and Chennai, India. We have multiple leases for our facilities in Pune and Hyderabad. The terms of these leases vary and have expiration dates ranging from March 2006 to September 2007.

As of December 31, 2005, we conducted our business from the following properties:

Location	Use	Leased or Owned
North America
Rosemont, Illinois	Corporate Headquarters	Leased
New York, New York	Business Development	Leased
Jersey City, New Jersey	Business/Software Development	Leased
Charlotte, North Carolina	Business/Software Development	Leased
Toronto, Ontario, Canada	Business Development	Leased
St. Louis, Missouri	Business/Software Development	Leased
International
Pune, India	Software Development	Owned
Pune, India	Software Development	Owned
Pune, India	Software Development	Leased
Pune, India	Software Development	Leased
Hyderabad, India	Software Development	Leased
Chennai, India	Software Development	Leased
Brisbane, Australia	Sub-Lessor of Office Space	Leased
Melbourne, Australia	Business Development	Leased
Hong Kong	Business/Software Development	Leased
Tokyo, Japan	Business Development	Leased
Singapore	Business Development	Leased
Cambridge, United Kingdom	Business Development	Leased

Item 3.   Legal Proceedings

We are not a party to any litigation or other legal proceedings that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5.   Market for the Company’s Common Equity and Related Stockholders Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been trading on the Nasdaq National Market under the symbol “KBAY” since July 22, 2004. Prior to that time, there was no public market for our common stock. The following table sets forth, the high and low sales price per share for our common stock as reported on the Nasdaq National Market during each quarter of our fiscal years ended December 31, 2005 and 2004.

	2005		2004
Quarters	High	Low	High	Low
First	$30.92	$18.75	—	—
Second	$24.85	$15.45	—	—
Third (for 2004, from July 22, 2004)	$24.50	$17.98	$24.13	$12.70
Fourth	$20.82	$12.85	$31.87	$20.15

Holders

As of March 10, 2006, there were 33 holders of record of our common stock.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, our ability to pay dividends is restricted by certain provisions contained in our revolving credit facility with LaSalle Bank N.A. and in our foreign exchange facility with HSBC Bank in India each of which require that we obtain written consent prior to the payment of dividends to Kanbay common stockholders.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2005 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	6,431,155	$9.49	1,615,017

In addition, as of December 31, 2005, there were 482,627 shares available for issuance under our Employee Stock Purchase Plan, which is an equity compensation plan approved by security holders. There are no equity compensation plans that have not been approved by security holders.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

In connection with our initial public offering, we offered and sold 5,362,500 shares of our common stock and Household Investment Funding, Inc. (“HIFI”) offered and sold 1,787,500 shares of our common stock at a price of $13.00 per share. The offer and sale of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1, as amended (File No. 333-113495), which was declared effective by the SEC on July 21, 2004. The managing underwriters in this offering were UBS Securities LLC, Robert W. Baird & Co. Incorporated and Janney Montgomery Scott LLC. On August 4, 2004, certain selling stockholders offered and sold 1,072,500 additional shares of our common stock at a price of $13.00 per share upon the exercise of the underwriters’ over-allotment option.

The aggregate price of the shares sold in our initial public offering, including the shares sold pursuant to the underwriters’ over-allotment option, was $106.9 million. Our portion of the net proceeds from the initial public offering was $60.4 million. In connection with the initial public offering, we paid underwriting discounts and commissions of $4.9 million and offering expenses of $4.5 million. We did not receive any proceeds from the sale of the 1,787,500 shares sold by HIFI or the 1,072,500 shares sold by other selling stockholders pursuant to the underwriters’ over-allotment option. The net proceeds were invested in interest bearing short-term and long-term marketable securities. At the time of the offering in 2004, we intended to spend approximately $45 million of the net proceeds for the construction of a new delivery center in Hyderabad, India, the expansion of our delivery center in Pune, India, and the purchase of land in Chennai, India. The balance of the proceeds is intended to be used for working capital and other general corporate purposes, including additional infrastructure expansion or acquisitions of or strategic investments in complementary businesses, technologies or services. We spent approximately $24.7 million and $8.0 million in 2005 and 2004, respectively, of the net proceeds for the renovation of our facilities in Pune and Hyderabad, India and the purchase of land in Chennai, India. During the first quarter of 2005, we spent $5.0 million of the net proceeds in connection with the acquisition of 100% of the outstanding shares of Accurum, Inc. on March 2, 2005. We spent an additional $3.0 million during 2005 for contingency payments relating to this acquisition based on the achievement of certain sales targets as defined in the purchase agreement. During the fourth quarter of 2005, the Company’s Indian subsidiary, Kanbay Software (India) Private Limited (“KSIL”) spent $3.8 million (170 million rupees) in connection with the acquisition of 100% of the outstanding shares of Pune Software Park Private Limited (“PSP Corporation”), which owned two of the buildings we leased in Pune.

Item 6.   Selected Financial Data

The following table presents selected historical consolidated financial data as of, and for the years ended, December 31, 2001, 2002, 2003, 2004, and 2005, which has been derived from our audited consolidated financial statements. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes for the years ended December 31, 2005, 2004 and 2003, which are included in the audited consolidated financial statements.

	2005	2004	2003	2002	2001
Consolidated statements of operations data:
Net revenues—related parties	$149,030	$120,377	$70,942	$50,253	$38,001
Net revenues—third parties	81,447	62,229	36,211	32,336	31,653
Total revenues	230,477	182,606	107,153	82,589	69,654
Cost of revenues	121,198	96,139	58,675	46,977	39,786
Gross profit	109,279	86,467	48,478	35,612	29,868
Selling, general and administrative expenses:
Sales and marketing expenses	18,791	17,501	11,420	6,129	7,176
General and administrative expenses	39,231	30,958	24,072	22,056	21,368
Stock compensation expense	337	1,179	1,354	1,571	2,521
Total selling, general and administrative expenses	58,359	49,638	36,846	29,756	31,065
Depreciation and amortization	9,353	5,712	3,308	2,682	2,437
Loss on sale of fixed assets	234	32	36	38	57
Income (loss) from operations	41,333	31,085	8,288	3,136	(3,691)
Other income (expense):
Interest income and other, net	1,527	431	(347)	(332)	(296)
Equity in earnings of affiliate(1)	1,485	2,517	2,046	2,241	861
Gain on sale of net assets(2)	270	—	—	—	—
Loss on investment	—	—	—	—	(644)
Income (loss) before income taxes	44,615	34,033	9,987	5,045	(3,770)
Income tax expense (benefit)	11,475	6,679	(1,452)	226	18
Income (loss) before cumulative effect of accounting change	33,140	27,354	11,439	4,819	(3,788)
Cumulative effect of accounting change(3)	—	—	—	(2,043)	—
Net income (loss)	33,140	27,354	11,439	2,776	(3,788)
Dividends on preferred stock	—	(277)	(608)	(608)	(608)
(Increase) decrease in carrying value of stock subject to repurchase	—	—	3,063	4,077	(676)
Income (loss) available to common stockholders	$33,140	$27,077	$13,894	$6,245	$(5,072)
Income (loss) per share of common stock:
Basic	$0.97	$1.02	$0.68	$0.30	$(0.25)
Diluted	0.88	0.83	0.50	0.23	(0.25)
The composition of stock compensation expense is as follows:
Cost of revenues	$46	$488	$573	$772	$728
Sales and marketing expenses	15	201	256	260	261
General and administrative expenses	276	490	525	539	1,532
	$337	$1,179	$1,354	$1,571	$2,521
Consolidated balance sheet data:
Cash and cash equivalents	$19,520	$29,126	$17,419	$10,127	$5,340
Working capital	111,631	72,011	12,618	7,117	2,891
Total assets	217,476	180,166	68,359	51,129	41,974
Long-term debt	—	—	—	1,761	2,668
Preferred stock	—	—	3	3	3
Total stockholders’ equity	188,116	143,080	47,508	24,809	14,593

(1)              On November 30, 2000, we acquired a 49.4% interest in SSS Holdings Corporation Limited (SSS) in exchange for 2,086,697 shares of our common stock valued at approximately $15.9 million. As of December 31, 2005, we owned approximately 48.9% of SSS. We account for SSS under the equity method of accounting.

(2)              On May 31, 2005, we sold our security and connectivity business in Australia to Loop Technology Pty Limited for a net sales price of $351. We recognized a gain of $270 on the sale of this business in 2005.

(3)              Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 does not permit goodwill and indefinite-lived intangible assets to be amortized. Upon adoption of SFAS No. 142, we recorded a non-cash charge of $2.0 million to reduce the carrying value of goodwill. This non-cash charge was recorded as a cumulative effect of an accounting change. If we had applied SFAS No. 142 retroactively as of January 1, 2001, our net loss would have been $(2.4) million.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a global provider of information technology services and solutions focused on the financial services industry. We combine technical expertise with deep industry knowledge to offer a broad suite of services, including application development, maintenance and support, software package selection and integration, business process and technology advisory services, and other specialized services through our global delivery model. We focus on the financial service industry and provide our services primarily to companies in the banking, securities and investments and insurance industries.

Revenues increased to $230.5 million in 2005, from $182.6 million in 2004 and $107.2 million in 2003. Net income increased to $33.1 million, or $0.88 diluted earnings per share in 2005, from $27.4 million and $11.4 million, or $0.83 and $0.50 diluted earnings per share, in 2004 and 2003, respectively. Revenues increased in each industry group we serve. Revenue growth continued in 2005 from both related parties and third parties over 2004 and 2003 levels. One of our on-going key initiatives is to grow our third party revenues, which grew 30.9% in 2005 over 2004 and is expected to grow by approximately 40.0% in 2006 over 2005 levels. The majority of our services continue to be provided to clients in North America. Approximately 89.0% of our revenues came from work performed in North America, 8.0% from India and Asia Pacific and 3.0% from Europe in 2005.

Our income from operations increased to $41.3 million in 2005 compared to $31.1 in 2004 and $8.3 in 2003. As a percentage of revenues, income from operations increased to 17.9% in 2005, from 17.0% and 7.8% in 2004 and 2003, respectively. Income from operations increased in 2005 over 2004 levels primarily due to revenue growth and decreased selling, general and administrative expenses as a percentage of revenue. Gross margin of 47.4% was consistent with the prior year. Operating margin growth in 2004 over 2003 resulted from higher gross margins and a decrease in selling, general and administrative expenses as a percentage of revenue.  Gross margins increased primarily due to increased services delivered from our offshore delivery centers in India, which yield higher gross margins than services performed at our onsite and offsite locations. Our selling, general and administrative expenses have decreased as a percentage of revenue as our basic support infrastructure, including finance, human resources and IT support functions, enabled us to increase our volume of activity with limited increases in expenditures.

Acquisitions in 2005

We completed two acquisitions during 2005. On March 3, 2005, we acquired Accurum, Inc. (“Accurum”), an IT services provider to the capital markets industry. Accurum provides application development, enterprise application integration, web services, data warehousing and quality assurance and testing within the front and middle office of capital markets firms, including sales and trading, risk management and research. This acquisition complements the solutions that we offer to our clients in the areas of asset management, investment banking and securities trading. As of the acquisition date, Accurum had 169 employees worldwide, located in offices in New York and New Jersey and a solution center in Chennai, India. The purchase price was approximately $5 million subject to certain adjustments, plus contingent payments of up to $7 million payable upon the achievement of certain performance targets.

On October 19, 2005, our Indian subsidiary, Kanbay Software (India) Private Limited (“KSIL”) acquired 100% of the outstanding shares of Pune Software Park Private Limited (“PSP Corporation”) for $3.8 million (170 million rupees). PSP Corporation owned a technology park and development center in Pune, India which was occupied and leased primarily to KSIL. We believe our strategic decision to purchase rather than lease this facility will result in future cost savings and increase capacity for future growth. Approximately $283,000 of the closing payment is held in an escrow account to satisfy certain indemnification obligations of the sellers that may arise under the purchase agreement. The Company has accounted for this acquisition as a purchase transaction in the fourth quarter of 2005.

Sale of Security and Connectivity Business in 2005

On May 31, 2005, we sold our security and connectivity business in Australia to Loop Technology Pty Limited (Loop) for approximately $351,000. Our security and connectivity business sold third party software licenses and provided support for those licenses. The sale of this business will allow us to focus on growing our core services business. We have entered into a transitional services agreement with Loop to provide certain administrative services through the first quarter of 2006. In addition, we have entered into a sublease agreement with Loop for office space it uses in Melbourne and Brisbane for the remainder of the lease period. We recognized a gain of $270,000 on the sale of this business during the second quarter of 2005.

Recent Developments

On March 9, 2006, we completed the acquisition of Adjoined Consulting, Inc., a privately held IT consulting firm based in Miami, Florida. The aggregate purchase price was approximately $165 million, subject to certain adjustments, which consisted of cash in the amount of approximately $95 million and 4,254,839 shares of our common stock. We believe the acquisition will enhance our competitive position in the IT services industry and expand our service offerings. We will account for the acquisition as a purchase transaction in the first quarter of 2006.

On March 9, 2006, we entered into a credit agreement with LaSalle Bank National Association (“LaSalle”), as administrative agent, and certain financial institutions that are or may from time to time become parties thereto as lenders. The credit agreement provides for a $50 million term loan, and a revolving credit facility of up to $75 million (with a provision that allows for an increase of the revolving facility up to $100 million). The revolving facility includes subfacilities for swing-line loans and letters of credit. Our obligations under the credit agreement are guaranteed by our material United States subsidiaries. Our obligations under the credit facility, and our subsidiaries’ guaranty obligations, are secured by substantially all of our assets, and such subsidiaries’ assets. Loans outstanding under the credit agreement bear interest at the LIBOR rate or, at our option, an alternate base rate, in each case, plus an applicable margin based on our total leverage ratio. Our credit agreement includes various covenants, including covenants that require us to maintain minimum fixed charge and asset coverage ratios and a maximum total leverage ratio. In addition, the credit agreement contains limitations on our ability to dispose of assets, incur indebtedness, create liens, make certain investments, pay dividends and merge or consolidate. The credit agreement will replace our existing line of credit with Silicon Valley Bank, which we intend to terminate by the second quarter of 2006.

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

Our decision to focus on the financial services industry has allowed us to develop a high level of expertise in the markets we serve, which has played an important role in our growth in recent years. We have been particularly successful in enhancing our ability to serve the banking industry through the development of our knowledge of the systems, processes and business issues specific to this market. We continue to focus on further developing our capabilities in the other financial services markets we serve, through training programs and the hiring of industry experts. Because of the size of the financial services industry and the projected compound annual growth rate of approximately 6.0% in global IT services spending within the financial services industry, we believe there is significant opportunity to expand our business. However, we also believe we will be facing increased competition. Many IT services firms have obtained or are obtaining an offshore delivery capability to be more competitive on price and many clients and potential clients are developing an internal offshore capability. While this is a challenge, we believe we can limit the impact by continuing the development of our technical and business knowledge in the markets we serve. This is evidenced by the fact that some of our largest clients have had an internal offshore capability in place for many years but continue to use our services because of our coupling of technical capability and industry expertise with cost-effective delivery.

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

Our revenues from the sale of third party software licenses and related maintenance contracts declined in 2005 over 2004 and 2003 levels due to the sale of our security and connectivity business in Australia to Loop Technology Pty Limited in May 2005. The sale of our product business has allowed us to focus on growing our core services business. Revenues from our product business were $4.2 million, $9.2 million and $7.2 million in 2005, 2004 and 2003, respectively.

We have successfully retained and grown many of our long term client relationships by employing our relationship development methodology and continuing to grow our offshore technical and delivery capabilities, which have enabled us to effectively grow our business. For example, revenues from our largest client, HSBC, have grown significantly, increasing from $31.3 million in 2001 to $122.2 million in 2005. This growth has been driven, in part, by rapid expansion at HSBC over the past several years. Revenues from our second largest client, Morgan Stanley, have grown from $6.2 million in 2001 to $26.8 million in 2005. We continue to focus on growing our third party revenues by winning new accounts and growing existing relationships. Through the expansion of third party revenue, both organic and through selective strategic acquisitions, we expect to reduce our high customer concentration. We believe our continued commitment to invest in our business development operation has increased our visibility as a market leader for IT development project engagements, and has allowed us to add new clients and facilitate future growth of our company. Our spending on business development grew from $11.4 million in 2003 to $18.8 million in 2005, a 64.9% increase.

Our gross margins in 2005, 2004 and 2003 were 47.4%, 47.4% and 45.2%, respectively. Our gross margins improved in 2004 over 2003 levels and 2005 gross margins remained consistent with 2004 levels as a result of improving our employee utilization and performing more of our services at our delivery centers in India, which yield significantly higher gross margins than services performed at client sites or at our offices located outside of India. While the market conditions that impact our pricing are difficult to predict, we do not expect a material impact, either positive or negative, on our pricing in 2006.

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

Cost of Revenues and Gross Profit

Our cost of revenues consists primarily of the cost of salaries, payroll taxes and employee benefits for our technical professionals, including quality assurance personnel and certain client relationship management personnel. Also included in the cost of revenues are the travel costs of these employees, fees for subcontractors working on client engagements, the communications costs associated with connectivity to our clients and the purchase of products for resale.

The proportion of work performed at our facilities and at client sites varies from quarter to quarter. We charge higher rates and incur higher compensation and other expenses for work performed at client sites and our offices located outside of India. Services performed at client sites or our offices located outside of India typically generate higher revenues per-capita at lower gross margins than the same services performed at our delivery centers in India. As a result, our total revenues, cost of revenues and gross profits in absolute terms and as a percentage of revenues can fluctuate from quarter to quarter based on the proportion of work performed in India. We hire subcontractors on a limited basis from time to time to supplement our technical staff. In 2005, approximately 6.7% of our cost of revenues was attributable to subcontracting costs. We do not anticipate that our subcontracting needs will increase significantly as we expand our business.

We charge our related parties, HSBC and Morgan Stanley, rates that are consistent with those charged to other clients, with an appropriate level of discount for volume. The ratio of offshore to onsite employees staffed on our engagements with HSBC varies for each engagement. Consequently, some of those engagements result in gross margins that are at or above our average gross margins, while others result in gross margins that are at or below our average gross margins. In 2005, our average gross margins on our engagements with HSBC were slightly above our average gross margins. Our engagements with Morgan Stanley are not staffed with a high ratio of offshore to onsite employees. As a result, our average gross margins on our engagements with Morgan Stanley are usually below our average gross margins.

Under the consulting agreement with HSBC, we perform a broad range of information systems services for various business units within the HSBC Group. Under the consulting agreement with Morgan Stanley, we perform systems analysis and design, computer programming and other consulting services. The services provided, economic terms and the other provisions of these agreements are similar to those prevailing with unrelated parties.

According to Hewitt Associates, salary levels of software development professionals in India rose 13.7% in 2003, 14.5% in 2004 and 16.5% in 2005. This is the result of the strong demand for these professionals in India. Salary increases in the other regions in which we operate have been more reflective of increases in the cost of living. We anticipate that salaries for software development professionals in India will continue to rise at those levels in the foreseeable future. We believe we will be able to command higher billing rates and maintain our gross margins in the future if we continue to strengthen our industry and technical knowledge and add complimentary service offerings.

Our revenues and gross profits are also impacted by our ability to efficiently manage and utilize our employees. As of December 31, 2005, we had 5,242 employees, of which 4,645 were technical professionals. We manage employee utilization by continuously monitoring project requirements and timetables to ensure that we have effectively staffed our projects to meet our clients needs. The number of employees assigned to a project will vary according to the size, complexity, duration and demands of the project. An unanticipated termination of a significant project could cause us to experience a higher than expected number of unassigned IT professionals, thereby lowering IT professional employee utilization. In addition, we do not fully utilize our IT professionals when they are enrolled in training and educational programs. In 2005 our utilization rates for our Indian employees was 70.0 % compared to 74.0% in both 2004 and 2003, and utilization rates for our onsite employees were 87.0%,  89.3%, and 85.8% in 2005, 2004 and 2003, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, employee benefits, professional service fees, travel, promotion, communications, management, finance, administrative and occupancy costs as well as stock compensation expense. Selling, general and administrative expenses as a percentage of revenue were 25.3%, 27.2% and 34.3% in 2005, 2004 and 2003, respectively. Selling, general and administrative expenses have decreased as a percentage of revenue as our basic support infrastructure, including finance, human resources and IT support functions, enabled us to increase our volume of activity with limited increases in expenditures.

Other Income and Expense

Other income and expense primarily consists of interest income, interest expense, foreign currency exchange gains and losses, equity in earnings of affiliate, gain on sale of net assets, and other miscellaneous income or expenses. Interest income consists of interest earned on our short-term and long-term investments. Foreign currency gains and losses are generated primarily by fluctuations of the Indian rupee against the U.S. dollar. As explained in note 1 to our audited consolidated financial statements, our Indian subsidiary’s functional currency is the U.S. dollar, which results in non-monetary assets and liabilities being translated at historical exchange rates, while monetary assets and liabilities are translated at current exchange rates. This may result in gains or losses which are reflected in income. Included in foreign currency gains and losses are the unrealized gains and losses from our forward foreign currency contracts which we have entered into beginning in 2005 to hedge foreign currency exchange exposure between the Indian rupee and the U.S. dollar. Gain on sale of net assets represents the recorded gain as a result of selling our Australian security and connectivity service line to Loop Technology Pty Limited in the second quarter of 2005.

We own 48.9% of SSS Holdings Corporation Limited (“SSS”), which is a Liverpool, England based IT services firm that focuses primarily on the securities industry with revenues earned predominantly in the United Kingdom. Because we own less than 50% of SSS, its results of operations are not consolidated into our financial results. Our share of the earnings of SSS is accounted for under the equity method of accounting for investments in common stock, which is described in more detail in note 3 to our audited consolidated financial statements. Our earnings from this affiliate were lower in 2005 compared to 2004 as SSS had technical staff in training in order to fill future demand from a client who had selected SSS as its strategic partner.

Income Tax Expense

Our net income earned from providing services is subject to tax in the country in which we perform the work. We have benefited from net operating loss carry forwards in the United States, the remaining balance of which was used in 2003. Currently, we benefit from the tax holidays in India, which are available to export-oriented IT services firms. A portion of our tax holidays in India ended on March 31, 2005 with the remainder to be phased out completely by March 31, 2009. Historically, as a result of these net operating loss carry forwards and tax holidays, our operations have been subject to minimal tax liabilities. Our effective tax rates were 25.7% and 19.6% in 2005 and 2004, respectively. We recorded a tax benefit of $1.5 million in 2003 as a result of recording the remaining net operating loss carry forwards in the United States in 2003. Our exact effective tax rate in future periods will be affected by the geographic distribution of our earnings, as well as expiring tax holidays in India.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND RISKS

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

On an ongoing basis, we review and if required revise our estimates. The most significant estimates relate to the allowance for doubtful accounts, recognition of revenue and profits based on the proportionate performance method of accounting for fixed-bid contracts, income taxes, recoverability of tangible and intangible assets, and reserves for employee benefits. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could vary from the estimates and assumptions used in the preparation of the accompanying financial statements.

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

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. Our allowance for doubtful accounts is determined by evaluating the credit-worthiness of each client and the size and aging of our receivables. A significant portion of our receivables are due from a few clients with very strong credit ratings and a good payment history. As we attempt to diversify our client base, we will continue to evaluate our method of determining our allowance for doubtful accounts to ensure that we are maintaining appropriate balances. Our allowance for doubtful accounts at December 31, 2005 was $796,000 or 1.5% of gross receivables. If actual defaults are higher than our historical experience, our allowance for doubtful accounts may be insufficient to cover the uncollectible receivables, which would have an adverse impact on our operating results in the period of occurrence.

Revenue Recognition

Our service contracts are entered into on either a time-and-materials or fixed-price basis. Our fixed-price contracts primarily relate to application development and enhancement projects. Revenues related to time-and-materials contracts are recognized as the service is performed. Revenues related to fixed-price contracts are recognized as the service is performed using the proportionate performance method of accounting, under which the sales value of performance, including estimated earnings thereon, is recognized on the basis of the percentage that each contract’s cost to date bears to the total estimated cost.

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

On May 31, 2005, we sold our security and connectivity business, which sold third party software licenses and maintenance agreements for the support of those licenses.  Revenues from the sale of third party licenses were recognized in the financial reporting period in which the licenses were delivered. Maintenance agreements generally cover a period of 12 months from the date of sale. Revenues from maintenance contracts were amortized over the term of the agreement. The unrecognized portion of the revenue at the end of each period was recorded as deferred revenue.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that we expect to realize. Our allowance was $3.4 million and $2.3 million as of December 31, 2005 and 2004, respectively. While we have considered future taxable income and on-going prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Similarly, if we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Our Indian subsidiary, Kanbay Software (India) Limited (“KSIL”), is an export-oriented company, which, under the Indian Income Tax Act of 1961, is entitled to claim various tax holidays for a period of 10 years with respect to its export profits. Substantially all of the earnings of KSIL are attributable to export profits and, therefore, are entitled to a 100% exemption from Indian income tax subject to the 10 year limitation. This exemption resulted in decreases in our income tax expense of $6.8 million, $5.1 million, and $1.7 million in 2005, 2004, and 2003, respectively, when compared to the effective tax rates that we estimate would have applied if these incentives had not been available, without accounting for double taxation treaty set-offs, if any. The tax holidays were partially phased out on March 31, 2005. The remainder of the holidays will remain in place until March 31, 2009, at which time our effective tax rate would increase to approximately 37.0%. Recently, the Government of India has discontinued these tax exemptions for certain software companies and required the companies to pay additional taxes. Although we believe that we have complied with and are eligible for our tax holidays and taxable income deduction, we cannot be certain that the Government of India will not attempt to disallow our tax holidays or taxable income deduction or require us to pay additional taxes.

The exact impact of the phase out of the tax holidays will vary based on our growth in India and would be negatively affected if the Government of India disallows our tax holidays or requires us to pay additional taxes. We have and will continue to use the earnings of KSIL for expansion outside of the United States instead of repatriating these earnings to the United States. Accordingly, pursuant to Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes—Special Areas,” we do not accrue taxes on the repatriation of earnings from KSIL. If such earnings are repatriated in the future, or are no longer deemed to be indefinitely reinvested, we will accrue the applicable amount of taxes associated with such earnings.

Recoverability of Tangible and Intangible Long-Lived Assets

We review our goodwill and other intangible assets for impairment at least annually as required under Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.

Employee Benefits

Our U.S. subsidiary maintains a self-funded medical plan with stop loss insurance coverage to limit our exposure under the plan. We maintain an accrual for unpaid claims that is estimated based on recent claims activity.

Foreign Currency Translation

The assets and liabilities of our Asian, European and Canadian subsidiaries are translated into U.S. dollars from local currencies at current exchange rates and revenues and expenses are translated from local currencies at average monthly exchange rates. The resulting translation adjustments are recorded in a separate component of stockholders’ equity. For our Indian subsidiary, the functional currency is the U.S. dollar. Because our sales are made primarily in the United States, the sales price is predominantly in U.S. dollars and there is a high volume of intercompany transactions denominated in U.S. dollars between our Indian and U.S. entities. Non-monetary assets and liabilities are translated at historical exchange rates, while monetary assets and liabilities are translated at current exchange rates. The resulting gain or loss is included in other income (expense). As of December 31, 2005, based on our current cost structure, a 10% appreciation in the Indian rupee against the U.S. dollar would result in a reduction in other income of approximately $1.4 million based on our current operations.

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated income statements as a percentage of revenues for the periods presented.

	Years ended December 31,
	2005	2004	2003
Consolidated statements of operations data:
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	52.6	52.6	54.8
Gross profit	47.4	47.4	45.2
Selling, general and administrative expenses:
Selling and marketing expenses	8.2	9.6	10.6
General and administrative expenses	17.0	17.0	22.5
Stock compensation expense	0.1	0.6	1.3
Total selling, general and administrative expenses	25.3	27.2	34.4
Depreciation and amortization	4.1	3.1	3.1
Loss on sale of fixed assets	0.1	—	—
Income from operations	17.9	17.0	7.7
Other income (expense):
Interest expense	—	—	(0.2)
Interest income	1.0	0.4	—
Foreign exchange loss	(0.5)	(0.1)	(0.1)
Equity in earnings of affiliate	0.7	1.4	1.9
Gain on sale of net assets	0.1	—	—
Other net	0.2	—	—
	1.5	1.7	1.6
Income before income taxes	19.4	18.7	9.3
Income tax expense (benefit)	5.0	3.7	(1.4)
Net income	14.4%	15.0%	10.7%

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenues

Our revenues increased by $47.9 million, or 26.2%, from $182.6 million in 2004 to $230.5 million in 2005. Of the $47.9 million increase, $28.6 million resulted from increased sales to related parties, while third party sales increased by $19.3 million during 2005. Revenues increased in 2005 over the prior year due to a $52.9 million increase in service revenues, offset by a $5.0 million decrease in product revenues. Of the $52.9 million increase in service revenues, $59.5 million resulted from increased billable hours as a result of hiring additional technical professionals, including those hired  in connection with the Accurum acquisition during the first quarter of 2005, $1.6 million resulted from increased average bill rates, offset in part by a $8.2 million decrease in utilization. Our actual bill rates are impacted by the type, size and duration of our engagements. For instance, we typically charge higher rates on complex development projects and lower rates on maintenance projects. Our product revenue decreased by $5.0 million in 2005 compared to 2004 due to the sale of our Australian security and connectivity business during the second quarter of 2005.

Cost of Revenues

Our cost of revenues increased by $25.1 million, or 26.1%, from $96.1 million in 2004 to $121.2 million in 2005. Cost of revenues increased by $29.2 million as a result of increased service revenues and decreased by $4.1 million as a result of decreased product sales in 2005 compared to 2004. Of the $29.2 million increase in cost of service revenues, $28.5 million was due to an increase in total salary and wages for our delivery organization which includes the addition of Accurum technical professionals hired during the first quarter of 2005. The $4.1 million decrease in product sales was due to the sale of the security and connectivity business in Australia during the second quarter of 2005.  The size of our delivery organization increased from 3,243 technical professionals as of December 31, 2004 to 4,645 as of December 31, 2005. A decrease in the average exchange rate of the Indian rupee increased the cost of sales by $711,000 in 2005 compared to 2004.

Gross Profit

Our gross profit increased by $22.8 million, or 26.4%, from $86.5 million in 2004 to $109.3 million in 2005. Our gross margin of 47.4% was the same in 2005 and 2004. Gross margins were consistent with the prior year as annual salary increases  and lower utilization in 2005 compared to 2004 were offset by additional services delivered from India where we earn a higher gross margin, additional services delivered by more junior staff members which results in higher gross margins and higher bill rates. We expect a reduction in gross margin levels in 2006 by as much as two percentage points as we do not expect bill rate increases to compensate fully for increases in salaries and we do not expect an increase in the percentage of work delivered from India or from junior level staff. However, we do anticipate gaining additional economies of scale on our selling, general and administrative expenses which should allow us to maintain operating margins consistent with 2005 levels.

Selling, General and Administrative Expenses

Sales and marketing expenses increased by $1.3 million, or 7.4%, from $17.5 million in 2004 to $18.8 million in 2005. This increase is attributable to annual salary increases, which took effect on April 1, 2005 and July 1, 2005, and continued investment in selling and marketing programs. We believe our commitment to invest in our business development operations has increased our visibility as a market leader for IT development project engagements, and allowed us to add new clients and facilitate future growth of our company. As a percentage of revenue, sales and marketing expenses decreased from 9.6% in 2004 to 8.2% in 2005. Selling and marketing expenses have decreased as a percentage of revenue as our basic support infrastructure enabled us to increase our volume of activity with limited increases in expenditures.

General and administrative expenses increased by $8.2 million, or 26.5%, from $31.0 million in 2004 to $39.2 million in 2005. The increase is attributable to a $2.0 million increase in accounting, legal and professional services, a $1.8 million increase in rent and facility costs, a $1.9 million increase due to the Accurum acquisition during the first quarter of 2005, a $1.9 million increase in salary and benefit costs, $800,000 in additional visa costs, offset partially by a $237,000 decrease in bad debt expense. Our accounting, legal and professional service fees increased in 2005 over the prior year period primarily due to an increased reliance on outside experts for accounting, legal and tax matters relating to increased complexities in public reporting,  compliance and our first year efforts to satisfy the requirements of the Sarbanes-Oxley Act. The facility expansion in Hyderabad and Pune, India resulted in increases to our rental and facility costs in 2005. We are expanding our capacity in India to meet future demand for our service offerings to our clients. Salary and benefit costs increased due to annual salary increases which took effect on April 1, 2005 and July 1, 2005, and the addition of general and administrative staff to support the growth of our business. As a percentage of revenue, general and administrative expenses were 17.0% in both 2005 and 2004.

Depreciation and Amortization

Depreciation and amortization increased by $3.6 million, or 63.2%, from $5.7 million in 2004 to $9.3 million in 2005. Of the $3.6 million increase, $2.3 million was attributable to computer equipment, leasehold improvements and furniture and fixtures at our Hyderabad and Pune, India facilities, $792,000 was attributable to computer equipment, furniture and leasehold improvements at our Rosemont, Illinois facility and $506,000 was attributable to the Accurum acquisition. As a percentage of revenue, depreciation and amortization expenses were 4.0% in 2005 and 3.1% in 2004.

Income from Operations

Income from operations increased by $10.2 million, or 32.8%, from $31.1 million in 2004 to $41.3 million in 2005. As a percentage of revenue, income from operations increased from 17.0% in 2004 to 17.9% in 2005. This was the result of increased revenue growth, the elimination of our low margin product business line in Australia during the second quarter of 2005, and reduced selling, general and administrative expenses as a percentage of revenue, offset in part by a second quarter 2005 nonrecurring charge for severance costs relating to the downsizing of the St. Louis, Missouri facility, the annual salary increases effective on April 1, 2005 and July 1, 2005, higher visa costs paid and lower utilization in 2005 compared to 2004.

Other Income and Expense

Interest income increased $1.5 million, from $659,000 in 2004 to $2.2 million in 2005, due to interest earned on our short-term and long-term investments, as proceeds from our initial public offering significantly increased our short-term and long-term investment balances. Interest expense decreased by $5,000, or 29.4%, from $17,000 in 2004 to $12,000 in 2005 as a result of decreased short-term bank borrowings. Equity in earnings of affiliate decreased $1.0 million, from $2.5 million in 2004 to $1.5 million in 2005, due to a decline in operating earnings of SSS in 2005 from the prior year. Operating earnings for SSS declined as a result of hiring additional technical professionals during the first quarter of 2005 for upcoming opportunities at one of its largest clients. These technical professionals were hired before full utilization on the client projects in order to fulfill contractual training requirements before deployment at the client site. Gain on sale of net assets increased by $270,000, or 100%, in 2005 compared to 2004 as a result of selling our Australian security and connectivity service line to Loop Technology Pty Limited in the second quarter of 2005. Foreign currency exchange loss increased by $1.1 million, from $240,000 in 2004 to $1.3 million in 2005, as a result of exchange rate fluctuations in the currencies of the countries in which we operate. Other income, net increased by $542,000 in 2005 compared to 2004 as a result of contract settlements with two customers.

Provision for Income Taxes

Our provision for income taxes increased $4.8 million, or 71.6%, from $6.7 million in 2004 to $11.5 million in 2005. Our effective tax rate was 25.8% in 2005 and 19.7% in 2004. Our effective tax rate increased in 2005 due to the expiration of a portion of our tax holiday in India on March 31, 2005 and due to a change in the regional distribution of our earnings.

Net Income

Net income increased by $5.7 million, or 20.8%, from $27.4 million in 2004 to $33.1 million in 2005. As a percentage of revenue, net income decreased from 15.0% in 2004 to 14.4% in 2005. While operating margins increased, the increase in our effective tax rate has reduced net income as a percentage of revenue.

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

Liquidity and Capital Resources

As of December 31, 2005, we had $74.4 million in cash and investments compared to $91.7 million as of December 31, 2004. Of the $74.4 million, we had $19.5 million in non-restricted cash, and $54.9 million in short-term investments. Of the $19.5 million non-restricted cash balance as of December 31, 2005, $11.3 million was held in accounts in North America, $4.5 million was held in accounts in Asia Pacific, $2.5 million was held in accounts in India, and $1.2 million was held in accounts in Europe. At December 31, 2004, we had $29.1 million in non-restricted cash, $2.5 million in restricted cash, $35.7 million in short-term investments and $24.4 million in long-term investments. Of the $29.1 million non-restricted cash balance as of December 31, 2004, $22.2 million was held in accounts in North America, $2.6 million was held in accounts in India and $2.3 million was held in accounts in Europe with the balance of $2.0 million held in Asia Pacific. At  December 31, 2004, we had restricted cash in the form of certificates of deposit for $2.5 million which secured letters of credit issued by our U.S. lender in lieu of security deposits for leases of our offices in Rosemont, Illinois and New York, New York. As a result of negotiations with our U.S. lender, on October 28, 2005 our $2.5 million restricted cash balance was no longer restricted. The funds held at locations outside of the United States are for future operating expenses, and we have no intention of repatriating those funds. We are not, however, restricted from repatriating those funds back to the United States, if necessary. While we expect that cash generated by our Indian subsidiary will be reinvested in India to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments would be subject to an Indian dividend distribution tax of approximately 14.0%.

Operating activities resulted in a source of funds of $17.1 million during 2005 as compared to $26.6 million during 2004. Net cash provided by operating activities in 2005 was primarily attributable to net income net of non-cash adjustments of $49.0 million, reduced by a $24.8 million increase in accounts receivable, and a $12.5 million decrease in other current liabilities. Accounts receivable increased by $24.8 million due to increased revenues in 2005 over 2004, and the timing of customer cash receipts. Other current liabilities decreased by $12.5 million primarily due to the payment of the 2004 annual bonuses of $8.6 million during 2005 and a $4.1 million decrease in customer advances.

The non-cash items consisted primarily of depreciation and amortization, tax benefit on stock compensation expense, loss on the sale of fixed assets, and non-cash stock compensation expense offset by equity in earnings of affiliate, deferred income taxes and the gain on sale of our security and connectivity business in Australia during 2005. Earnings from our affiliate, SSS, are reflected in non-cash items as a use of cash in the operating activities section of the statement of cash flows. Dividends received from SSS are reflected as an investing activity.

Operating activities resulted in a source of funds of $26.6 million during 2004 as compared to $14.8 million during 2003. Net cash provided by operating activities in 2004 was attributable to net income net of non-cash adjustments of $35.8 million, a $14.3 million increase in other liabilities, and a $1.6 million increase in accounts payable offset by a $13.9 million increase in accounts receivable and a $11.2 million increase in other assets. Other liabilities increased in 2004 as a result of receiving an $8.0 million customer advance from one of our clients, a related party, in September 2004 in addition to increases to our salary and benefit related accruals as a result of increased staffing levels in 2004 over 2003 levels. Accounts payable increased by $1.6 million primarily due to the deferral in payment of certain 2004 invoices to January 2005 relating to subcontracting, legal and accounting services. Accounts receivable increased by $13.9 million primarily due to increased revenues in 2004, and a larger prepayment of services by certain clients in December 2003. Other assets increased by $11.2 million in 2004 due to additional deposits of $1.5 million made in 2004 relating to the occupancy of additional facilities in Hyderabad and Pune, India and the construction of our office in Rosemont, Illinois, together with a $7.8 million increase in our U.S. federal tax receivable as a result of an overpayment made in 2004.

Net cash used in investing activities was $32.0 million in 2005 and $76.5 million in 2004. On March 2, 2005, we acquired Accurum, Inc. for approximately $5.0 million, subject to certain adjustments, plus contingent payments of up to $7.0 million payable upon the achievement of certain performance targets. The net purchase price of $7.6 million at December 31, 2005 is comprised of the $5.0 million closing payment plus $312,000 in acquisition costs paid, plus a contingent payment of $3.0 million paid over the second, third and fourth quarters of 2005, less $294,000 of cash received as a result of the acquisition, less a $383,000 working capital adjustment in accordance with the terms of the stock purchase agreement.  On October 19, 2005, our Indian subsidiary, Kanbay Software (India) Private Limited (“KSIL’’) acquired 100% of the outstanding shares of Pune Software Park Limited (“PSP Corporation”) for approximately $3.8 million (170 million rupees). PSP Corporation owns a technology park and development center in Pune, India which is occupied primarily by KSIL. We believe our strategic decision to purchase rather than lease this facility will result in future cost savings and increase capacity for future growth. Approximately $283,000 will be held in an escrow account to satisfy indemnification obligations of the sellers that may arise under the purchase agreement.  We sold our security and connectivity business in Australia to Loop Technology Pty Limited for approximately $351,000 on May 31, 2005. We sold short term investments for $5.2 million during 2005 to fund our current operations and facility expansion programs in India. As a result of negotiations with our U.S. lender, on October 28, 2005 our $2.5 million restricted cash balance was no longer restricted.

Net cash used in investing activities in 2004 consisted of a $60.2 million purchase of short and long term marketable security investments with the proceeds received from the initial public offering of shares of our common stock in July 2004. We used $2.5 million to secure a letter of credit issued by our bank in lieu of a security deposit for additional office space in Rosemont, Illinois and New York, New York to support future growth. We used $30.0 million of cash in 2005 and $15.3 million of cash in 2004 to purchase property and equipment primarily for the Hyderabad and Pune, India facilities. These cash expenditures were partially offset by $1.4 million in dividends received from SSS in both 2005 and 2004.

Net cash provided by financing activities was $5.3 million in 2005 compared to $61.4 million in 2004. Net cash provided by financing activities during 2005 was attributable to $4.9 million in stock option exercises and employee contributions of $361,000 to the employee stock purchase plan. Financing activities generated cash of $61.4 million in 2004 as a result of receiving net proceeds of $60.4 million from the initial public offering of shares of our common stock in July 2004, $794,000 as a result of stock option exercises and $294,000 as a result of warrant exercises.

The effects of exchange rates on cash was an increase of $10,000 in 2005 and $172,000 in 2004.

On March 9, 2006, we entered into a credit agreement with LaSalle and certain financial institutions that are or may from time to time become parties thereto as lenders. The credit agreement provides for a $50 million term loan, and a revolving credit facility of up to $75 million (with a provision that allows for an increase of the revolving facility up to $100 million). The revolving facility includes subfacilities for swing-line loans and letters of credit. Our obligations under the credit agreement are guaranteed by our material United States subsidiaries. Our obligations under the credit facility, and our subsidiaries’ guaranty obligations, are secured by substantially all of our assets, and such subsidiaries’ assets. Loans outstanding under the credit agreement bear interest at the LIBOR rate or, at our option, an alternate base rate, in each case, plus an applicable margin based on our total leverage ratio. Our credit agreement contains limitations on our ability to dispose of assets, incur indebtedness, create liens, make certain investments, pay dividends and merge or consolidate. The credit agreement also contains financial statement reporting obligations and requires us to maintain certain financial covenants, including (i) a maximum total leverage ratio of 2.25 to 1, (ii) a minimum fixed charge coverage ratio of 1.25 to 1 for any fiscal quarter ending June 30, 2006 through December 31, 2006, and 1.50 to 1 for any fiscal quarter thereafter and (iii) a minimum asset coverage ratio of 1 to 1 from March 31, 2006 through December 31, 2006 and 1.25 to 1 thereafter. The credit agreement will replace our line of credit with Silicon Valley Bank in effect as of December 31, 2005, which we intend to terminate by the second quarter of 2006. We believe that our credit facility provides sufficient flexibility so that we will be able to remain in compliance with its terms.

As of December 31, 2005, we had a $7.5 million revolving line of credit with Silicon Valley Bank, of which $5.0 million was available on December 31, 2005. This credit facility provided for letters of credit up to $3.5 million. At December 31, 2005 we had $2.5 million of letters of credit outstanding in this facility in lieu of security deposits for leases of our offices in Rosemont, Illinois and New York, New York. Our credit facility with Silicon Valley Bank, was secured by the grant of a security interest in all of our assets in favor of the bank and contained limitations on our ability to dispose of assets, incur indebtedness, create liens, make certain investments, pay dividends and merge or consolidate. Our credit facility also contained certain financial statement reporting obligations and required us to maintain certain financial covenants, including a quick ratio of at least 1.25 to 1 and an EBITDA ratio not to exceed 2 to 1. Advances made under our credit facility accrued interest at a per annum rate equal to the prime rate. As of December 31, 2005, we were in compliance with the covenants contained in the Silicon Valley Bank credit facility.

Our Indian subsidiary, KSIL, has a credit facility with Citibank India for approximately $2.9 million which matures in December 2006, and with HSBC Bank in India for approximately $885,000 (40 million rupees) which matures in September 2006. Both credit facilities provide for bank guarantees and letters of credit in foreign currency. As of December 31, 2005, KSIL had a bank guarantee of approximately $962,000 outstanding and $644,000 in open letters of credit with Citibank India. As of December 31, 2005, KSIL had a bank guarantee of approximately $50,000 outstanding and $279,000 in open letters of credit with HSBC Bank in India. In June 2005, KSIL signed an International Foreign Exchange Master Agreement (IFEMA) with HSBC Bank in India to provide a foreign exchange facility of approximately $11.1 million (500 million rupees) to hedge trade related foreign exchange exposure. As of December 31, 2005, KSIL had approximately $8.3 million in foreign exchange contracts covered by this facility. Our foreign exchange facility is unsecured and contains provisions which require prior approval by HSBC Bank in India prior to changes to our capital structure, making certain investments, and incurring additional debt. In addition, the HSBC Bank facility imposes restrictions on dividend payments and net working capital.

We expect to continue our facilities expansion program in India and expect our capital spending for the full year 2006 to be approximately $50.0 million, relating primarily to the construction of our new delivery center in Hyderabad, India, the expansion of our delivery centers in Pune, and Chennai, India.

We currently lease space for our employees in Hyderabad, India. These leases expire near the time construction of our new facility in Hyderabad is scheduled to be completed. Construction of the Hyderabad facility started in April 2005 and we are expecting to complete phase one by March 2006 and phase two in the first quarter of 2007. Completion of phase one will provide seating capacity for an additional 2,000 associates. Under our current lease agreement, we have options for short term lease extensions if we experience construction delays, which will allow us to move our Hyderabad employees from leased space to our new facility upon its completion. The completion of this project in phases, based on the need to meet increased client demand, will allow us to minimize the impact on future financial performance if we experience an unexpected hiring reduction. As a result, the projected impact on our operating profit due to unoccupied space in the initial occupancy periods of our new facility is projected to be a maximum of $28,000 per month. We believe that the transfer of employees from leased space to our new facility in Hyderabad will result in a net reduction in expenses of approximately $770,000 per year. This net reduction will result from reduced general and administrative expenses of approximately $1.1 million per year partially offset by an increase in depreciation of approximately $357,000 per year.

In August 2004, we entered into an agreement to acquire the real estate for our new delivery center in Hyderabad, India from an Indian government entity. At this time, we are not required to make payment for the real estate. Under the terms of the agreement, we must invest approximately $11 million in our Hyderabad delivery center and employ at least 3,000 persons at the center in order to acquire title to the real estate. We are only required to make payment to the seller to the extent we employ fewer than 3,000 persons at the delivery center by August 2011. The amount we will be required to pay, if any, will be in direct proportion to $962,000 based on the number of employees at August 2011, if less than 3,000. For example, if we only employ 2,000 persons at the new delivery center in August 2011, we will be required to pay the seller $321,000. In November 2004, we provided a bank guarantee of $962,000 toward the purchase price for the real estate. The bank guarantee will be revised in 2006, and each year thereafter, based upon the number of employees actually employed at the new delivery center in proportion to our commitment to hire at least 3,000 employees at the new delivery center.

In February 2004, we established a regional off-site development center in St. Louis, Missouri, using 89 former employees of one of our clients as the initial staff. At the time we established this development center, the U.S. presidential and congressional campaigns caused a considerable political debate regarding outsourcing and the use of offshore resources. In addition, a change in government in India created additional anxiety about the use of offshore outsourcing. This, in turn, created an interest in the marketplace for regional off-site development centers in the United States. However, interest in regional off-site development centers has significantly diminished. As a result, we were unable to redeploy the majority of the St. Louis staff on new billable assignments. In early May 2005, we terminated 56 of the St. Louis employees. Our net income was negatively impacted by approximately $800,000 in the second quarter of 2005 as a result of the employee termination costs resulting from this workforce reduction. The Company paid all termination costs prior to June 30, 2005.

In June 2005, we signed an agreement with Mahindra Industrial Park Ltd (MIPL) to lease 30 acres of real estate in Chennai, India. This real estate has been granted Special Economic Zone status, which provides certain corporate and sales tax exemptions upon the fulfillment of certain export obligations. We paid lease charges of $1.4 million in the second quarter of 2005, which represents 85% of the total lease charges. We will pay the remaining $248,000 lease charges upon the contractual performance of certain conditions by MIPL. The payment date for the remaining lease charges has been extended to the first quarter of 2006.

On October 19, 2005, KSIL acquired 100% of the outstanding shares of Pune Software Park Private Limited (“PSP Corporation”) for a closing payment of $3.8 million (170 million rupees). PSP Corporation owns a technology park and development center in Pune, India which is occupied and leased primarily to KSIL. We believe our strategic decision to purchase rather than lease this facility will result in future cost savings and increase capacity for future growth. Approximately $283,000 of the closing payment is held in an escrow account to satisfy certain indemnification obligations of the sellers that may arise under the purchase agreement. The Company has accounted for this acquisition as a purchase transaction in the fourth quarter 2005.

On March 9, 2006, we completed the acquisition of Adjoined Consulting, Inc., a privately held IT consulting firm based in Miami, Florida. The aggregate purchase price was approximately $165 million, subject to certain adjustments, which consisted of cash in the amount of approximately $95 million and 4,254,839 shares of our common stock. We believe the acquisition will enhance our competitive position in the IT services industry and expand our service offerings. We will account for the acquisition as a purchase transaction in the first quarter of 2006.

Based upon our current level of operations together with our current cash and investment balances, we expect that our cash flow will be adequate to meet our anticipated needs in 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, investments in special purpose entities or undisclosed borrowings or debt. In addition, we have not entered into any derivative contracts (other than those described below in “Qualitative and Quantitative Disclosures about Market Risk”) or any synthetic leases.

Contractual Obligations

We have no long term debt, and, as of December 31, 2005, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases(1)	11,743	3,412	2,176	1,532	4,623
Purchase obligations(2)	23,640	23,640	—	—	—

(1)          Our obligations under our operating leases consist of payments related to our real estate leases.

(2)          Our purchase obligations consist of payments related to our facility expansions in Pune and Hyderabad, India.

Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004)—Share-Based Payment (SFAS 123R). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions when an entity obtains employee services in share-based payment transactions. The statement provides for a prospective application of the new standard under which compensation cost will be recognized on or after the required effective date for all future share based award grants and the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. We are required to implement SFAS 123R beginning January 1, 2006. The effect of adoption of SFAS 123R is currently estimated to result in additional pre-tax expense of approximately $6.0 million in 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 3). SFAS 154 replaces the provisions of SFAS 3 with respect to reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. Issuers that apply SFAS 154 in an interim period should provide the applicable disclosures specified in SFAS 154. The Company does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

Forward-Looking Statements and Risk Factors

This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often are proceeded by words such as “believes,” “expects,” “may,” “anticipates,” “plans,” “intends,” “assumes,” “will” or similar expressions. Forward-looking statements reflect management’s current expectations, as of the date of this report, and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Some of the factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements are described in Part I, Item IA in this annual report on Form 10-K.

Item 7A.   Qualitative and Quantitative Disclosures About Market Risk

We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. We have historically entered into, and we may enter into in the future, forward foreign currency exchange contracts to hedge non-U.S. dollar currency exchange exposures. The purpose of this foreign currency hedging activity is to protect us from the risk that the eventual cash flows from sale of our services might be adversely affected by changes in the exchange rate.

Our most significant foreign currency exchange rate exposure relates to fluctuations in the Indian rupee. In December 2004, we adopted a foreign currency exchange management policy. This policy authorizes us to hedge our exposure to the Indian rupee to offset the effects of changes in the exchange rate.  Pursuant to this policy, we entered into several forward contracts during 2005 to hedge foreign currency exchange exposure between the Indian rupee and the U.S. dollar. As of December 31, 2005, we had foreign currency contracts representing an aggregate amount of $8.3 million with maturity rates ranging from March 2006 through July 2006. In June 2005, KSIL signed an International Foreign Exchange Master Agreement (IFEMA) with HSBC bank in India to provide a foreign exchange facility of approximately $11.1 million to hedge trade related foreign exchange exposure. Foreign exchange contracts covered by this facility may only be entered into to cover trade related exchange exposure incurred in the normal course of business. Our foreign exchange facility is unsecured and contains provisions which require prior approval by HSBC bank in India on changes to our capital structure, making certain investments and incurring additional debt. In addition, the HSBC bank facility imposes restrictions on dividend payments and net working capital. We have performed a quantitative analysis of our currency rate exposure to the Indian rupee as of December 31, 2005. Based on our current cost structure, a 10% appreciation in the Indian rupee against the U.S. dollar would result in a reduction in other income of approximately $1.4 million based on our current operations. We do not enter into derivative instruments for trading purposes.

Item 8.   Financial Statements and Supplementary Data

Kanbay International, Inc.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$19,520	$29,126
Restricted cash	—	2,478
Short term investments, held to maturity at amortized cost	54,918	35,730
Accounts receivable—related parties	34,063	10,007
Accounts receivable—third parties	17,708	14,657
Employee and other receivables	1,571	1,599
Deferred income taxes	1,781	1,084
Prepaid expenses and other	10,308	14,416
Total current assets	139,869	109,097
Property and equipment:
Land and buildings	23,213	6,291
Computer equipment	20,312	17,538
Computer software	7,586	5,407
Furniture and fixtures	9,749	5,691
Leasehold improvements	4,872	3,105
	65,732	38,032
Less accumulated depreciation	19,987	17,141
	45,745	20,891
Investment in affiliate	22,567	25,094
Long term investments, held to maturity at amortized cost	—	24,424
Goodwill	6,269	—
Other intangibles, net	3,026	—
Deferred income taxes	—	660
Total assets	$217,476	$180,166
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,878	$3,973
Amounts due to subcontractors	1,176	565
Deferred revenue	1,448	4,017
Customer deposit	7	4,106
Accrued liabilities	21,729	24,425
Total current liabilities	28,238	37,086
Deferred income taxes.	1,122	—
Total liabilities	29,360	37,086
Stockholders’ equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	—	—
Common Stock, par value $0.001 per share, 200,000,000 shares authorized, 34,794,163 and 32,989,935 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	35	33
Additional paid-in capital	135,843	120,641
Retained earnings	49,694	16,554
Unearned restricted stock compensation	(635)	—
Cumulative foreign currency translation adjustments	3,179	5,852
Total stockholders’ equity	188,116	143,080
Total liabilities and stockholders’ equity	$217,476	$180,166

See accompanying notes to consolidated financial statements.

Kanbay International, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands except per share amounts)

	Year ended December 31,
	2005	2004	2003
Net revenues—related parties	$149,030	$120,377	$70,942
Net revenues—third parties	81,447	62,229	36,211
Total revenues	230,477	182,606	107,153
Cost of revenues	121,198	96,139	58,675
Gross profit	109,279	86,467	48,478
Sales and marketing expenses	18,791	17,501	11,420
General and administrative expenses	39,231	30,958	24,072
Stock compensation expense	337	1,179	1,354
Total selling, general and administrative expenses	58,359	49,638	36,846
Depreciation and amortization	9,353	5,712	3,308
Loss on sale of fixed assets	234	32	36
Income from operations	41,333	31,085	8,288
Other income (expense):
Interest expense	(12)	(17)	(287)
Interest income	2,235	659	39
Foreign exchange loss	(1,267)	(240)	(120)
Equity in earnings of affiliate	1,485	2,517	2,046
Gain on sale of net assets	270	—	—
Other, net	571	29	21
	3,282	2,948	1,699
Income before income taxes	44,615	34,033	9,987
Income tax expense (benefit)	11,475	6,679	(1,452)
Net income	33,140	27,354	11,439
Dividends on preferred stock	—	(277)	(608)
Increase in carrying value of stock subject to repurchase	—	—	3,063
Income available to common stockholders	$33,140	$27,077	$13,894
Income per share of common stock
Basic	$0.97	$1.02	$0.68
Diluted	$0.88	$0.83	$0.50
The composition of stock compensation expense is as follows:
Cost of revenues	$46	$488	$573
Sales and marketing expenses	15	201	256
General and administrative expenses	276	490	525
	$337	$1,179	$1,354

See accompanying notes to consolidated financial statements.

Kanbay International, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Unearned Restricted Stock	Retained Earnings (Accumulated	Cumulative Foreign Currency Translation	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit)	Adjustments	Equity
Balance at December 31, 2002	2,906,004	$3	19,688,724	$20	$53,876	$—	$(30,759)	$1,669	$24,809
Repurchase and retirement of stock subject to repurchase	—	—	—	—	(1,118)	—	—	—	(1,118)
Expiration of repurchase rights on stock subject to repurchase	427,329	—	596,990	1	(1)	—	8,520	—	8,520
Stock compensation expense	—	—	—	—	1,354	—	—	—	1,354
Change in ownership of investment in affiliate and other	—	—	—	—	(90)	—	—	—	(90)
Exercise of stock options	—	—	440,062	—	559	—	—	—	559
Impact of tax deduction less than stock compensation expense, net	—	—	—	—	(10)	—	—	—	(10)
Comprehensive income:
Net income	—	—	—	—	—	—	11,439	—	11,439
Foreign exchange currency adjustments	—	—	—	—	—	—	—	2,045	2,045
Total comprehensive income									13,484
Balance at December 31, 2003	3,333,333	3	20,725,776	21	54,570	—	(10,800)	3,714	47,508
Change in ownership of investment in affiliate and other	—	—	—	—	(91)	—	—	—	(91)
Stock compensation expense	—	—	—	—	1,179	—	—	—	1,179
Exercise of stock options	—	—	589,102	1	793	—	—	—	794
Tax benefit related to stock option plan	—	—	—	—	3,548	—	—	—	3,548
Exercise of warrants.	33,605	—	40,963	—	294	—	—	—	294
Recapitalization	(3,366,938)	(3)	6,271,594	6	(3)	—	—	—	—
IPO proceeds, net of costs	—	—	5,362,500	5	60,351	—	—	—	60,356
Comprehensive income:
Net income	—	—	—	—	—	—	27,354	—	27,354
Foreign exchange currency adjustments	—	—	—	—	—	—	—	2,138	2,138
Total comprehensive income									29,492
Balance at December 31, 2004	—	—	32,989,935	33	120,641	—	16,554	5,852	143,080
Change in ownership of investment in affiliate and other	—	—	—	—	30	—	—	—	30
Stock compensation expense	—	—	—	—	314	23	—	—	337
Exercise of stock options	—	—	1,746,855	2	4,902	—	—	—	4,904
Tax benefit related to stock option plan	—	—	—	—	8,937	—	—	—	8,937
Restricted stock grant.	—	—	40,000	—	658	(658)	—	—	—
Proceeds from employee stock purchase plan	—	—	17,373	—	361	—	—	—	361
Comprehensive income:	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	33,140	—	33,140
Foreign exchange currency adjustments	—	—	—	—	—	—	—	(2,673)	(2,673)
Total comprehensive income									30,467
Balance at December 31, 2005	—	—	34,794,163	$35	$135,843	$(635)	$49,694	$3,179	$118.116

See accompanying notes to consolidated financial statements

Kanbay International, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES
Net income	$33,140	$27,354	$11,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,353	5,712	3,308
Loss on sale of fixed assets	234	32	39
Gain on sale of net assets	(270)	—	—
Stock compensation expense	337	1,179	1,354
Equity in earnings of affiliate	(1,485)	(2,517)	(2,046)
Deferred income taxes	(1,216)	450	(2,194)
Tax benefit due to (deduction less than) stock compensation expense, net	8,937	3,548	(10)
Changes in operating assets and liabilities:
Accounts receivable	(24,833)	(13,924)	652
Other current assets	5,945	(11,146)	(1,289)
Accounts payable	(529)	1,622	(529)
Other current liabilities	(12,509)	14,309	4,041
Net cash provided by operating activities	17,104	26,619	14,765
INVESTING ACTIVITIES
Additions to property and equipment	(30,008)	(15,329)	(5,997)
Proceeds from sale of fixed assets	6	27	14
Proceeds from sale of net assets, net of costs	351	—	—
Purchase of businesses, net of cash acquired	(11,406)	—	—
Purchases of short and long term investments	(110,291)	(60,154)	—
Maturity of short term investments	115,527	—	—
Decrease (increase) in restricted cash	2,478	(2,478)	—
Dividends received from affiliate	1,358	1,406	763
Net cash used in investing activities	(31,985)	(76,528)	(5,220)
FINANCING ACTIVITIES
Payments on line of credit, net	—	—	(406)
Payments on long-term debt	—	—	(1,773)
Payments on amounts due related parties	—	—	(653)
Proceeds from IPO, net of costs	—	60,356	—
Proceeds from exercise of stock options	4,904	794	559
Proceeds from employee stock purchase plan	361	—	—
Proceeds from exercise of warrants	—	294	—
Net cash provided by (used in) financing activities	5,265	61,444	(2,273)
Effect of exchange rates on cash	10	172	20
(Decrease) increase in cash and cash equivalents	(9,606)	11,707	7,292
Cash and cash equivalents at beginning of period	29,126	17,419	10,127
Cash and cash equivalents at end of period	$19,520	$29,126	$17,419
NONCASH INVESTING AND FINANCING ACTIVITIES
Accrued liability for repurchase of common stock	$—	$—	$1,118
SUPPLEMENTAL INFORMATION:
Cash paid for interest	$12	$17	$292

See accompanying notes to consolidated financial statements.

Kanbay International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(dollars in thousands, except share and per share amounts)

1.                 Description of Business

Kanbay International, Inc. (the “Company”) is a global provider of information technology, or IT, services and solutions focused on the financial services industry. The Company combines technical expertise with deep industry knowledge to offer a broad suite of services, including application development, maintenance and support, software package selection and integration, business process and technology advisory services, and other specialized services, through its global delivery model. The Company provides services primarily to banking institutions, securities and investment firms and insurance companies located in North America, India, Asia-Pacific and Europe.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries, after elimination of significant intercompany accounts and transactions. The consolidated financial statements for the period ending December 31, 2005 include the results of the two acquisitions which were completed in 2005 as of the purchase dates (refer to Note 4). The results of the Company’s security and connectivity business in Australia are included through the date of sale (refer to Note 5).

The Company accounts for its interest (48.92% at December 31, 2005 and 48.98% at December 31, 2004) in SSS Holdings Corporation Limited (“SSS”), a company based in the United Kingdom, under the equity method of accounting. Under the equity method of accounting, the Company’s share of income or loss of SSS is recorded as “equity in earnings of affiliate” in the consolidated statements of income. The Company accounts for any gains or losses arising from the issuance by SSS of its own stock, principally related to the exercise of stock options, as a direct charge or credit to additional paid-in-capital.

Stock Split

On June 15, 2004, the Company effectuated a 1.8627 for 1 stock split of the Company’s common stock in the form of a stock dividend to stockholders (see Note 13). All references in the accompanying financial statements and notes to common stock, including number of shares authorized and outstanding, price per share, per share amounts, and stock option data, have been restated to reflect the split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. On December 31, 2004, the Company had certificates of deposit for $2,478 that secured letters of credit issued by our bank in lieu of security deposits on two office leases which are classified as restricted cash. As a result of negotiations with our U.S. lender, on October 28, 2005 our $2,478 restricted cash balance was no longer restricted.

Investments

At December 31, 2005 and 2004 the Company has investments in current and non-current maturities of corporate and government bonds, commercial paper and mortgage backed securities totaling $54,918 and $60,154, respectively. Maturities greater than one year are classified as non-current and all non-current investments mature within two years. It is management’s intent and ability to hold the securities to maturity. Securities held to maturity are stated at amortized cost, which approximates the market value of those securities.

Accounts Receivable

The collectibility of the Company’s accounts receivable is based upon a combination of factors. In circumstances where a specific customer is unable to meet its financial obligations (e.g., bankruptcy filings), a specific reserve for bad debts is recorded against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, reserves for bad debts are based on historical collection experience.

The allowance for doubtful accounts at December 31, 2005 and 2004 totaled $796 and $1,143, respectively. Unbilled accounts receivable was $18,977 and $8,798 at December 31, 2005 and 2004, respectively. Unbilled accounts receivable increased by $10,179 primarily due to the prepayment of the December 2004 invoice by our largest customer to facilitate their year end closing.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2005 and 2004, due to the short maturities of these instruments. The aggregate fair value of current and non-current investments was $54,745 and $60,032 at December 31, 2005 and 2004, respectively. The fair value of our current and non-current investments included an unrealized loss of $173 and $122 as of December 31, 2005 and 2004, respectively.

The fair value of financial instruments by investment type is as follows:

	December 31,
	2005	2004
State and local government bonds	$20,350	$12,750
Corporate bonds.	8,618	18,368
Mortgage-backed securities	13,503	22,080
Commercial paper	12,274	6,834
	$54,745	$60,032

The unrealized gain (losses) of financial instruments by investment type is as follows:

	December 31,
	2005	2004
State and local government bonds	$—	$—
Corporate bonds.	(36)	(41)
Mortgage-backed securities	(136)	(44)
Commercial paper	(1)	(37)
	$(173)	$(122)

Property and Equipment

Property and equipment, including software acquired for internal use, are stated at cost. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Buildings	30 years
Computer equipment	3 years
Computer software	3 years
Furniture and fixtures	7 years
Leasehold improvements	2 - 13 years

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible assets and identifiable intangible assets of businesses acquired and accounted for under the purchase method.

Intangible assets were acquired by the Company in conjunction with the Accurum, Inc. (“Accurum”) and Pune Software Park Private Limited (“PSP Corporation”) acquisitions during 2005. Intangible assets are carried at cost and are amortized on a straight-line basis over the assets estimated useful life. Intangible assets for the year ended December 31, 2005 include the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- average Amortization Period
Customer list	$2,438	$(148)	$2,290	15 years
Non-solicitation agreement	500	(139)	361	3 years
Trade name	450	(75)	375	5 years
Total	$3,388	$(362)	$3,026	12 years

The estimated aggregate amortization expense over the next five years is as follows:

	2006	2007	2008	2009	2010
Amortization Expense	$453	$438	$286	$248	$171

Goodwill consists of $5,282 from the Accurum acquisition and $987 from the PSP Corporation acquisition in 2005. These amounts are preliminary pending the finalization of remaining contingent payment obligations. Goodwill is subject to an annual impairment evaluation.

Impairment of Intangible and Long-Lived Assets

Intangible and long lived assets with finite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an indicator of impairment exists, an estimate of undiscounted future cash flows is compared to the carrying amount of an asset or group of assets. If an asset or group of assets is determined to be impaired, the loss is measured by the excess of the carrying amount of the assets or group of assets over its fair value as determined by an estimate of discounted future cash flows. Such analysis involves significant judgment.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are reduced by a valuation allowance if, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

Foreign Currency Translation

The financial statements of Kanbay Software (India) Private Limited (“KSIL”), which has the U.S. dollar as its functional currency, are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Adjustments from remeasurement are included in operations.

All of the Company’s other international subsidiaries use the local currency as their functional currency. Accordingly, assets and liabilities are translated into U.S. dollars at exchange rates as of the balance sheet date, and revenues and expenses are translated at weighted average exchange rates. The adjustments resulting from translation are included as a component of stockholders’ equity.

Revenue Recognition

The Company provides business process and technology services, software package selection and integration services, application development, maintenance and support services, and specialized services. Prior to the sale of the Company’s security and connectivity business on May 31, 2005, the Company sold third party software licenses and provided support for those licenses. The Company does not track revenues or sell its services based on these categories. The Company’s engagements often involve aspects of more than one service. However, each engagement consists of a single deliverable. Each of these services are described below followed by a description of the Company’s methods of recognizing revenues from these services.

Business Process and Technology Services—The Company assists its clients by deploying senior consultants and industry technical experts to advise clients on how to best address business challenges and achieve objectives through the appropriate use of technology. These services are provided either on a time-and-materials or a fixed-price basis as described below.

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

Application Development, Maintenance and Support Services—The Company provides services associated with the custom development, maintenance and support of software for its clients. The Company does not develop software for resale. All development is specific to a client’s needs and the client retains the intellectual property rights to the software. Maintenance and support may be provided on the software the Company has developed for the client or on software otherwise acquired by the client. Separate contractual agreements are entered into for maintenance provided on custom software developed by the Company for its clients, and these maintenance agreements are generally not entered into contemporaneously with software development agreements. These services are provided either on a time-and-materials or a fixed-price basis as described below.

Specialized Services—These services include business intelligence, application management outsourcing and application testing and validation. In the performance of these services, the Company may use certain software tools. These tools are not sold to the client, but rather are used internally to facilitate the work. These services are provided either on a time-and-materials or a fixed-price basis as described below. Application management outsourcing is a new service offering for the Company and may result in more complex types of contractual arrangements than the Company has historically undertaken. It is possible that some of the future engagements may involve multiple deliverables, in which case the

Company will record revenues in accordance with Emerging Issues Task Force (“EITF”) 00-21 “Revenue Arrangements with Multiple Deliverables.”

Network and Systems Security Services—Prior to the sale of the Company’s security and connectivity business on May 31, 2005, the Company consulted with its clients on internet security assessment and strategy, development of internet security solutions and reviewed and monitored internet security. In addition, the Company sold third party software products and maintenance contracts on that software. The consulting and implementation services were provided either on a time-and-materials or a fixed-price basis as described below.

Revenues from the sale of third party software licenses are recognized in the period in which the licenses are delivered. The revenues from third party software sales and third party maintenance agreement sales are recorded on a gross basis in accordance with EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company recognizes the revenue allocable to software licenses upon delivery of the software product to the end-user, unless the fee is not fixed or determinable, collectibility is not probable or a signed agreement is not in effect. Revenues from maintenance agreements are amortized over the term of the agreement. The unrecognized portion of the revenue at the end of each accounting period is recorded as deferred revenue.

As referenced above, the Company’s services are provided on either a time-and-materials or a fixed-price basis. Revenues related to time-and-materials contracts are recognized as the service is performed. Revenues related to fixed-price contracts, which primarily relate to application development and enhancement projects, are recognized as the service is performed using the proportionate performance method of accounting, under which the sales value of performance, including estimated earnings thereon, is recognized on the basis of the percentage that each contract’s cost to date bears to the total estimated cost. In general, fixed-price contracts are cancelable subject to a specified notice period. All services provided through the date of cancellation are due and payable under the contract terms. The Company invoices fixed-price contracts based upon the terms of the contract or upon achievement of milestones during the project. Differences between the timing of billings and the recognition of revenue are recorded as either unbilled or deferred revenue. The Company does not incur significant up-front costs associated with fixed-price contracts and all costs related to the services provided are expensed as incurred. Estimates are subject to adjustment as a project progresses to reflect changes in expected completion costs or dates. The cumulative impact of any revision in estimates is reflected in the financial reporting period in which the change in estimate becomes known and any anticipated losses on contracts are recognized immediately. The Company accounts for each client contract as a stand-alone contract rather than combining all single counterparty contracts. Warranty provisions exist under some contracts, which generally exist for a period ranging from 30 to 90 days past contract completion. If warranty provisions exist, they are included in the total estimated cost when calculating proportionate performance, however, a reserve is not maintained as the amounts of such potential warranty obligations are not material. Failure to accurately estimate the resources and time required for a fixed-price project, or failure to complete contractual obligations within the time frame committed, could have a material adverse effect on the Company’s results of operations and financial condition. In addition, certain contracts require the Company to provide a fixed number of hours of service per year, but do not contain defined deliverables. Revenues from these contracts are also recognized on the same proportionate performance basis.

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

Reimbursements received for out of pocket expenses incurred are included in revenues and cost of revenues and totaled $1,874, $905 and $524 during 2005, 2004 and 2003, respectively.

Advertising Costs

Advertising costs are charged to operations as incurred and totaled $81, $317 and $188 during 2005, 2004 and 2003, respectively.

Derivatives

The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement requires the Company to recognize all derivatives in the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through operations. If the Company elects to account for a derivative as a hedge, depending on the nature of the hedge, changes in the fair value of such derivatives are either offset against the change in the fair value of the respective assets or liabilities through operations, or recognized in other comprehensive income until the hedged item is recognized in operations.

Stock Options

The Company has stock-based employee compensation plans (see Note 11). SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to apply Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. For options granted where the number of shares is fixed and the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized. For options granted where the number of shares is fixed and the exercise price is less than the market price of the underlying stock on the date of grant, the Company has recognized stock compensation expense for the difference between the market price and the exercise price over the vesting period using the straight line method.

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the Company’s pro forma earnings and earnings per share would have been as follows:

	Year ended December 31,
	2005	2004	2003
Net income, as reported	$33,140	$27,354	$11,439
Compensation expense, as reported, net of tax	245	948	1,209
Compensation expense, under the fair value method, net of tax	(4,820)	(2,939)	(550)
Pro forma net income	$28,565	$25,363	$12,098
Pro forma net income available to common stockholders—basic	$28,565	$25,086	$14,553
Pro forma net income available to common stockholders—diluted	$28,565	$25,363	$15,161

	Year ended December 31,
	2005	2004	2003
Income Per Share:
As reported:
Basic	$0.97	$1.02	$0.68
Diluted	0.88	0.83	0.50
Pro forma:
Basic	$0.84	$0.94	$0.71
Diluted	0.76	0.77	0.52

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
	2005	2004	2003
Dividend yield	0%	0%	0%
Average expected option life	5 years	5 years	5 years
Risk-free interest rate	4.24%	3.71%	4.96%
Expected volatility	50%	50%	70%

Based on these assumptions, the weighted-average fair value of the options granted was $9.23 in 2005, $6.22 in 2004 and $1.47 in 2003.

Because of the use of highly subjective assumptions, the pro forma disclosures are not likely to be representative of the effects on reported net income or loss in future years.

Income per Share of Common Stock

The following table sets forth the computation of basic and diluted income per share of common stock:

	Year ended December 31,
	2005	2004	2003
Basic:
Net income, as reported	$33,140	$27,354	$11,439
Dividends on preferred stock	—	(277)	(608)
Decrease in carrying value of stock subject to repurchase	—	—	3,063
Income available to common stockholders	$33,140	$27,077	$13,894
Weighted-average number of shares of common stock outstanding	34,120,045	26,573,373	20,493,852
Basic income per share	$0.97	$1.02	$0.68
Diluted:
Net income	$33,140	$27,354	$11,439
Decrease in carrying value of stock subject to repurchase	—	—	3,063
	$33,140	$27,354	$14,502
Weighted-average number of shares of common stock outstanding	34,120,045	26,573,373	20,493,852
Effect of conversion of preferred stock	—	2,835,875	6,208,998
Effect of dilutive stock options and warrants	3,368,122	3,678,306	2,262,061
Denominator for diluted income per share calculation	37,488,167	33,087,554	28,964,911
Diluted income per share	$0.88	$0.83	$0.50
Securities that are not included in the computation of diluted per share as their impact is anti-dilutive:
Stock options and warrants	139,870	—	435,136

New Accounting Standards

In December 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004)—Share-Based Payment (SFAS 123R). This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions when an entity obtains employee services in share-based payment transactions. The statement provides for a prospective application of the new standard under which compensation cost will be recognized on or after the required effective date for all future share based award grants and the portion of outstanding awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. We are required to implement SFAS 123R beginning January 1, 2006. The effect of adoption of SFAS 123R is currently estimated to result in additional pre-tax expense of approximately $6.0 million in 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 3). SFAS 154 replaces the provisions of SFAS 3 with respect to reporting accounting changes in interim financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. Issuers that apply SFAS 154 in an interim period should provide the applicable disclosures specified in SFAS 154. The Company does not expect that SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

2.                 Prepaid Expenses and Other

Prepaid expenses and other consist of the following:

	December 31,
	2005	2004
Income taxes receivable	$5,393	$7,781
Other prepaid expenses	4,915	6,635
	$10,308	$14,416

3.                 Investment in Affiliate

The Company accounts for its 48.92% interest in SSS Holdings Limited (“SSS”), A UK company, under the equity method of accounting. Under the equity method of accounting, the Company’s share of income or loss of SSS is recorded as “equity in earnings of affiliate” in the consolidated statements of income. Changes in the carrying value of SSS consists of the following:

	2005	2004
Carrying value in SSS at beginning of year	$25,094	$22,185
Equity in earnings of SSS	1,485	2,517
Cash dividend received from SSS	(1,358)	(1,406)
Foreign currency translation adjustments	(2,684)	1,889
Change in ownership percentage and other	30	(91)
Carrying value in SSS at end of year	$22,567	$25,094

Condensed statement of operations and balance sheet information of SSS are presented below. All amounts are presented in accordance with accounting principles generally accepted in the United States. In addition, the assets and liabilities of SSS have been translated at exchange rates as of the balance sheet date and revenues and expenses of SSS have been translated at the annual weighted-average exchange rate for each respective reporting period .

	Year ended December 31,
	2005	2004	2003
Condensed statement of operations information
Net revenues	$58,149	$63,858	$54,684
Net income	3,043	5,143	4,053

	December 31,
	2005	2004
Condensed balance sheet information
Current assets	$12,903	$16,096
Non-current assets	7,158	8,994
Total assets	$20,061	$25,090
Current liabilities	$5,549	$9,110
Long-term liabilities	33	191
Stockholders’ equity	14,479	15,789
Total liabilities and stockholders’ equity	$20,061	$25,090

4.                 Acquisitions

On March 2, 2005, the Company acquired 100% of the outstanding shares of Accurum, Inc. (“Accurum”) for approximately $5,000, subject to certain adjustments. Accurum is an IT services provider to the security and investment industry. The acquisition was accounted for as a purchase and the results of Accurum have been included in the Company’s consolidated results since the date of acquisition. The purchase price, including acquisition costs paid and net of $294 cash acquired, was allocated to assets acquired and liabilities assumed as follows:

Current assets	$2,961
Property and equipment	424
Other assets	336
Goodwill	5,282
Other intangibles	3,340
Liabilities assumed	(4,708)
Net purchase price	$7,635

The net purchase price is preliminary and is subject to change based on certain future contingent payments. The purchase price has been adjusted from $4,938 as of March 31, 2005 to $7,635 as of December 31, 2005 due to an additional contingent payment of $3,000 for meeting certain sales targets, a $(383) working capital adjustment in accordance with the terms of the stock purchase agreement, and an additional $80 in legal and other professional service fees relating to the acquisition. The purchase agreement provides for additional contingent future payments of up to $4,000 for achievement of certain sales and profitability targets during the fifteen-month post acquisition period. These contingent future payments may affect the final net purchase price. A valuation of the intangible assets was performed by a third party during 2005 which resulted in an adjustment to goodwill to recognize the fair value of the other intangible assets acquired, which includes the tradename, a customer list and non-compete agreements.

On October 19, 2005, the Company’s Indian subsidiary, Kanbay Software (India) Private Limited (“KSIL”) acquired 100% of the outstanding shares of Pune Software Park Private Limited (“PSP Corporation”) for approximately $3,761 (170,000 rupees). PSP Corporation owned a technology park and development center in Pune, India which was occupied and leased primarily to KSIL. Approximately $283 of the closing payment is held in an escrow account to satisfy indemnification obligations of the sellers that may arise under the purchase agreement. The acquisition was accounted for as a purchase and the results of PSP Corporation have been included in the Company’s consolidated results since the date of acquisition. The purchase price, including acquisition costs paid and net of $7 cash acquired, was allocated to assets acquired and liabilities assumed as follows:

Current assets	$1,202
Property and equipment	3,750
Goodwill	987
Other intangibles	48
Liabilities assumed	(2,216)
Net purchase price	$3,771

The net purchase price is preliminary and is subject to change based on the outcome of certain indemnification obligations. The purchase price as of December 31, 2005 includes the closing payment $3,754 (170,000 rupees) plus $17 (776 rupees) in legal and other professional service fees relating to the acquisition.

The Company’s consolidated financial statements include the results of operations for Accurum and PSP Corporation since the dates of acquisitions. Unaudited pro forma results of operations data as if these acquisitions had occurred as of January 1, 2005 and January 1, 2004 are as follows:

	December 31
	2005	2004
Proforma revenues	$233,138	$194,953
Proforma income from operations	41,438	31,970
Proforma net income	$32,821	$28,045
Proforma basic earnings per share	$0.96	$1.06
Proforma dilutive earnings per share	$0.88	$0.85

5.                 Sale of Net Assets and Reduction in Workforce

On May 31, 2005, we sold our security and connectivity business in Australia to Loop Technology Pty Limited (“Loop”) for approximately $351. Our security and connectivity business sold third party software licenses and provided support for those licenses. The sale of this business will allow us to focus on growing our core services business. We have entered into a transitional services agreement with Loop to provide certain administrative services through the first quarter of 2006. In addition, we have entered into a sublease agreement with Loop for office space it uses in Melbourne and Brisbane for the remainder of the lease period. We recognized a gain of $270 on the sale of this business during the second quarter of 2005.

In February 2004, the Company established a regional off-site development center in St. Louis, Missouri, using 89 former employees of one of its clients as the initial staff. At the time the Company established this development center, the U.S. presidential and congressional campaigns caused a considerable political debate regarding outsourcing and the use of offshore resources. In addition, a change in government in India created additional anxiety about the use of offshore outsourcing. This, in turn, created an interest in the marketplace for regional off-site development centers in the United States. However, interest in regional off-site development centers has significantly diminished. As a result, the Company was unable to redeploy the majority of the St. Louis staff on new billable assignments. In early May 2005, the Company terminated 56 of the St. Louis employees. The Company recognized a charge of approximately $800 in the second quarter of 2005 as a result of the employee termination costs resulting from this workforce reduction. The Company paid all termination costs prior to June 30, 2005. The employee termination costs are reflected in 2005 in the “Cost of revenues” in the consolidated statements of income.

6.                 Financial Derivatives

For the foreseeable future the Company expects that a significant portion of its personnel and operating costs will continue to be denominated in Indian rupees, while the majority of revenues will continue to be generated in U.S. dollars. Accordingly, the Company has entered into several forward foreign currency contracts in 2005 to hedge foreign currency exchange exposure between the Indian rupee and the U.S. dollar. As of December 31, 2005, the aggregate fair market value of outstanding forward foreign currency contracts was $8,276, with maturity dates ranging from March 2006 through July 2006. The Company accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The forward foreign currency contracts do not qualify for hedge accounting under SFAS No. 133 and, accordingly, are marked-to-market and recorded at fair value in “Accrued liabilities” in the consolidated balance sheet. Unrealized gains and losses are reported in “Foreign exchange loss” in the consolidated statements of income. An unrealized loss of $183 was recognized in 2005.

7.                 Lines of Credit

As of December 31, 2005, the Company had a credit facility with Silicon Valley Bank, which provided for a $7,500 revolving line of credit. The Company had $5,022 and $7,500 available under this facility at December 31, 2005 and 2004, respectively. Borrowings under the revolving line of credit were limited to the borrowing base, as defined in the credit facility, which bear interest at prime. The credit facility also provided for a $3,500 sub limit for letters of credit. At December 31, 2005 the Company had $2,478 letters of credit outstanding in this facility in lieu of security deposits for office leases in Rosemont, Illinois and New York, New York. The credit facility also required the Company to maintain certain financial covenants, including a minimum quick ratio.

KSIL has a credit facility with Citibank India which provides for a line of credit of approximately $2,912 and matures in December 2006 and with HSBC Bank in India for approximately $885 (40,000 rupees) which matures in September 2006. Both credit facility provides for bank guarantees and letters of credit in foreign currency. As of December 31, 2005, KSIL had a bank guarantee of approximately $962 outstanding and $644 in open letters of credit with Citibank India. As of December 31, 2005, KSIL had a bank guarantee of approximately $50 outstanding and $279 in open letters of credit with HSBC Bank in India. There were no outstanding letters of credit at December 31, 2004. In June 2005, KSIL signed an International Foreign Exchange Master Agreement (IFEMA) with HSBC Bank in India to provide a foreign exchange facility of approximately $11.1 million to hedge trade related foreign exchange exposure. As of December 31, 2005, KSIL had approximately $8.3 million in foreign exchange contracts covered by this facility. Our foreign exchange facility is unsecured and contains provisions which require prior approval by HSBC Bank in India on changes to our capital structure, making certain investments, and incurring additional debt. In addition, the HSBC bank facility imposes restrictions on dividend payments and net working capital.

8.                 Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,
	2005	2004
Accrued bonus and commissions	$4,096	$9,833
Accrued vacation	3,272	2,694
Accrued salaries, withholding and taxes	3,159	3,898
Accrued facility expansion expenses	3,123	425
Other	8,079	7,575
	$21,729	$24,425

9.                 Income Taxes

Income before income taxes based on the geographic location to which such income is attributed is as follows:

	Year ended December 31,
	2005	2004	2003
United States	$21,507	$14,501	$6,044
Foreign	23,108	19,532	3,943
	$44,615	$34,033	$9,987

The components of income tax expense (benefit) are as follows:

	Year ended December 31,
	2005	2004	2003
Current:
Federal	$9,260	$4,782	$729
State	1,995	755	127
Foreign	1,437	692	215
Deferred	(1,217)	450	(2,523)
	$11,475	$6,679	$(1,452)

Income tax expense (benefit) differs from the U.S. federal statutory rate due to the following items:

	Year ended December 31,
	2005	2004	2003
Provision at U.S. federal statutory rate	$15,649	$11,571	$3,396
State taxes, net of federal effect	1,200	660	242
Foreign tax holiday	(7,037)	(5,922)	(1,637)
Undistributed earnings of SSS	234	(212)	(510)
Foreign tax credit	—	(200)	(259)
Non-deductible items	273	92	470
Change in valuation allowance	241	(43)	(2,772)
Foreign deferred taxes out of tax holiday	(244)	—	—
Tax reserves	1,697	521	100
Other	(538)	212	(482)
	$11,475	$6,679	$(1,452)

In determining tax provisions, the Company also provides for tax contingencies based on the Company’s assessment of future regulatory reviews of filed tax returns. Tax reserves, which are recorded in income taxes payable, are based on management’s estimates and are subject to revision as additional information becomes available.

Total taxes paid by the Company were $2,045, $10,851 and $743 in 2005, 2004 and 2003, respectively.

The Company’s Indian subsidiary, KSIL, operates three software export units which, under the Indian Income Tax Act of 1961, are entitled to claim various tax holidays for a period of up to ten years with respect to its export profits. Substantially all of the earnings of KSIL are attributable to export profits and, therefore are currently substantially exempt from Indian income tax. These tax holidays on one of the units ended on March 2005. The remainder of the tax holidays will remain in place until March 31, 2009, at which time the Company expects its effective tax rate to increase to approximately 37.0%. The effect of the income tax holiday was to reduce income tax expense in 2005, 2004 and 2003 and increase net income in 2005, 2004 and 2003 by approximately $6,845, $5,099 and $1,742 respectively, and increase diluted income per share in 2005, 2004 and 2003 by $0.18, $0.15 and $0.06, respectively.

The Government of India recently enacted new transfer pricing rules and began audits of companies, including the Company, which are subject to the new rules. The Company is uncertain whether the audits will result in adjustments to its Indian taxable income given the limited precedents in applying the new rules. To the extent the Company’s income in India is adjusted upon audit, such adjustments would not be exempt from tax under the tax holiday and would increase the Company’s Indian tax liability and decrease its net income.

No provision for U.S. income taxes has been made on the undistributed earnings of consolidated foreign subsidiaries as such earnings are considered to be permanently reinvested overseas. At December 31, 2005, the undistributed earnings amounted to $42,550. Determination of the amount of unrecognized deferred tax liability on the undistributed earnings is not practicable. In addition, no provision or benefit for U.S. income taxes has been made on foreign currency translation adjustments.

Undistributed earnings of the Company’s investment in SSS amounted to approximately $5,112 at December 31, 2005. Upon distribution of those earnings in the form of dividends or otherwise, the Company expects to have foreign tax credits available to offset the majority of the resulting federal income tax liability. The Company has recorded a deferred tax liability at December 31, 2005 for the difference in statutory tax rates between the United States and the United Kingdom.

The tax effects of temporary differences of assets and liabilities between income and financial reporting are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$2,854	$1,884
Capital loss carry forwards	256	250
Accrued vacation	731	719
Allowance for doubtful accounts	284	406
Stock compensation expense	935	1,187
Foreign tax credits	154	—
Other	842	97
	6,056	4,543
Deferred tax liabilities:
Depreciation	(809)	(509)
Intangibles	(1,187)	—
	4,060	4,034
Valuation allowance	(3,401)	(2,290)
Net deferred tax asset	$659	$1,744

At December 31, 2005, the Company has foreign net operating loss carry forwards of approximately $10,673 which may be carried forward indefinitely. These operating loss carry forwards are subject to audit by the various taxing authorities.

The Company established a valuation allowance at December 31, 2005 and 2004, due to uncertainty regarding the realization of certain deferred tax assets, principally the net operating loss carry forwards in certain foreign countries and the capital loss carry forward because the Company does not have an established history of profitability in the respective foreign tax jurisdictions and does not have an established history of generating capital gains in the United States.

10.          Lease Commitments

The Company leases various facilities and computer equipment under noncancelable operating leases. Total rent expense during the year ended December 31, 2005, 2004 and 2003, was $3,833, $2,936 and $1,678, respectively.

Future minimum payments under non cancelable operating leases with terms in excess of one year are $3,412 in 2006, $1,450 in 2007, $726 in 2008, $748 in 2009, $784 in 2010 and $4,623 thereafter.

11.          Benefit Plans

Kanbay Incorporated, a wholly-owned subsidiary of the Company, sponsors a defined-contribution plan that qualifies under Section 401(k) of the Internal Revenue Code. The plan covers all eligible employees of Kanbay Incorporated. Any subsidiary or affiliate, as defined in the plan document, of Kanbay Incorporated may also adopt the plan with the Company’s consent. Participants in the plan may contribute up to 15% of their before-tax earnings to the plan. In addition, Kanbay Incorporated matches 40% of employee contributions up to 6% of the employee’s annual salary. The Company’s expense related to the plan was $598, $454 and $296 during the year ended December 31, 2005, 2004 and 2003, respectively.

KSIL has an employee benefit plan that covers substantially all India-based employees. The employees’ provident fund, pension and family pension plans are statutory defined contribution retirement benefit plans. Under the plans, employees contribute up to 12% of their base compensation, which is matched by an equal contribution by the company and deposited with the Regional Provident Fund Commissioner. The expense recognized was $1,743, $1,173 and $695 for the years ended December 31, 2005, 2004 and 2003, respectively.

KSIL has a statutory gratuity plan that is a statutory post-employment benefit plan. The expense recognized was $448, $165 and $146 for the years ended December 31, 2005, 2004, and 2003, respectively, based on the actuarial valuations.

12.          Stockholders’ Equity

On June 15, 2004, the Company effectuated the recapitalization of its capital structure. The recapitalization consisted of (a) the voluntary conversion of all outstanding shares of the Company’s Series A-1 and A-2 Preferred Stock into shares of the Company’s Class A Common Stock; (b) the reclassification of all of its then outstanding shares of Class A Common Stock into a newly-reclassified and redesignated class of Common Stock; (c) the authorization of a new class of preferred stock; and (d) a 1.8627 for 1 stock split of the Company’s Common Stock.

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

On December 13, 2004, the Company completed a registered public offering of shares of its common stock. In connection with this offering, certain of our stockholders sold an aggregate of 5,000,000 shares of common stock at a public offering price of $26.50 per share. On December 28, 2004, certain of these selling stockholders sold an additional 750,000 shares of common stock at the public offering price of $26.50 per share upon the exercise of the underwriters’ over-allotment option. The Company did not receive any proceeds from this registered public offering.

Holders of Series A-1 and Series A-2 Preferred Stock (collectively, the Preferred Stock) were entitled to receive a cash dividend of $.0005 per share per day. Each share of Series A-1 Preferred Stock was convertible at the option of the holder at any time into 1.8627 shares of common stock. Each share of Series A-2 Preferred Stock was convertible at the option of the holder at any time into 1.8627 shares of common stock. As described above, on June 15, 2004, all outstanding shares of Series A-1 and Series A-2 Preferred Stock were converted into common stock. Upon liquidation, holders of Preferred Stock were entitled to receive, prior to any distributions with respect to common stock, an amount equal to the greater of $3.00 per share plus any accrued but unpaid dividends or the amount to which each share of Preferred Stock would otherwise be entitled if such share were converted into common stock immediately prior to such liquidation. Upon the recapitalization and initial public offering of the Company’s common stock all dividends in arrears were foregone.

Holders of Common Stock are entitled to one vote for each share held. Holders of Preferred Stock were entitled to the number of votes, which the holder would cast if all shares of Preferred Stock were converted into common stock.

At December 31, 2005, the Company had the following warrants outstanding: (1) warrants to purchase 223,524 shares of common stock at an exercise price of $3.36 per share which expire in October 2009; and (2) warrants to purchase 372,540 shares of common stock at an exercise price of $7.64 per share which expire in September 2010.

An aggregate of 9,124,863 shares of common stock are reserved for: (1) the exercise of warrants (596,064 shares); (2) future purchases under the employee stock purchase plan (482,627); (3) the exercise of outstanding stock options (6,431,155); and (4) future equity grants under the stock incentive plan (1,615,017).

13.          Stock Incentive and Stock Purchase Plans

Stock options, restricted stock, stock appreciation rights and performance shares may be granted to employees, outside directors, and consultants under a stock incentive plan with varying agreements based on the provisions of the plan at the time of grant. Generally, outstanding options vest over periods not exceeding four years and expire either ten years after the date of grant or five years after vesting depending on the agreement. In the event of a termination of employment (other than a result of death or disability), the vested portion of an Employee’s options is forfeited either 60 or 90 days after such termination depending on the agreement and the unvested portion is immediately forfeited. In the event of a termination of employment as a result of death or disability, the unvested portion of an Employee’s options vest upon such event and the options are forfeited 1 year after such termination. In any case, the plan administrator may authorize a change to such forfeiture provisions. Generally restricted stock vests over periods not exceeding four years. During the restriction period, participants holding restricted stock may exercise full voting rights with respect to the underlying common stock.

A summary of stock incentive plan activity is as follows:

	Shares Available for Grant	Options Outstanding	Price per Share	Weighted- average Exercise Price
December 31, 2002	1,660,114	5,143,054	$0.90 - 3.46	$1.71
Options granted	(251,464)	251,464	3.46 - 4.07	3.59
Options exercised		(440,066)	0.90 - 1.45	1.27
Options canceled	332,538	(332,538)	0.90 - 3.46	1.45
December 31, 2003	1,741,188	4,621,914	0.90 - 4.07	1.88
Additional shares authorized	4,077,362
Options granted	(4,224,498)	4,224,498	13.00 - 27.54	13.06
Options exercised		(589,102)	0.90 - 1.61	1.25
Options canceled	68,927	(68,927)	1.45 - 13.00	9.25
December 31, 2004	1,662,979	8,188,383	0.90 - 27.54	7.65
Options granted	(469,133)	469,133	14.44 - 30.23	19.09
Restricted stock granted	(40,000)		16.46
Options exercised		(1,765,190)	0.90 - 13.00	2.85
Options canceled	461,171	(461,171)	0.90 - 26.38	12.05
December 31, 2005	1,615,017	6,431,155	$0.90 - $30.23	$9.49

A summary of stock options exercisable is as follows:

	December 31,
	2005	2004	2003
Stock options exercisable	3,007,409	3,368,494	3,384,393
Weighted-average exercise price	$5.44	$2.04	$1.54

The following table summarizes information about options outstanding at December 31, 2005:

Number Outstanding	Average Remaining Contractual Life	Weighted-average Exercise Price	Options Exercisable
151,194	3.3 years	$0.90	151,194
777,588	3.7 years	1.45	777,588
411,050	4.9 years	1.69	411,050
1,013,899	6.2 years	3.46	743,098
53,554	7.7 years	4.07	25,613
3,533,237	6.0 years	13.00	892,991
23,500	6.2 years	22.51	5,875
467,133	7.5 years	19.09	—
6,431,155			3,007,409

A grant of 40,000 shares of restricted stock was made on November 10, 2005 with a fair value of $16.46 per share and 25% vesting per year from date of grant.

The Company has an employee stock purchase plan which became effective on January 1, 2005. The plan provides for eligible employees to purchase, by payroll withholding, shares of common stock at a 10% discount from the market price as of the end of each semi-annual accumulation period. Accumulation periods end June 30 and December 31 each year. In early July 2005, 17,373 shares were issued after the end of the June 30 accumulation period.

14.          Segment Information and Significant Customers

The Company operates in one line of business—providing information management consulting services. The Company earns a significant portion of its revenues from a limited number of customers. During the years ended December 31, 2005, 2004 and 2003, its largest customer accounted for 53.1%, 55.6% and 53.2% of net revenues and its second largest customer accounted for 11.6%, 10.3% and 13.0% of net revenues. Both of these customers are stockholders of the Company. The Company’s five largest customers accounted for 75.6%, 80.4% and 80.7% of net revenues for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, the two largest customers collectively accounted for 64.7% and 42.2% of accounts receivable, respectively.

15.          Geographic Information

The Company operates in various foreign countries. Net revenues and total assets in these various countries are as follows:

	Year ended December 31, 2005
	Net Revenues	Intercompany Elimination	Consolidated Net Revenues
Australia	$7,414	$—	$7,414
Canada	114	—	114
Hong Kong	2,703	—	2,703
India	85,317	(84,000)	1,317
Japan	913	—	913
Singapore	6,143	—	6,143
United Kingdom	7,370	—	7,370
United States	205,041	(538)	204,503
	$315,015	$(84,538)	$230,477

	Year ended December 31, 2004
	Net Revenues	Intercompany Elimination	Consolidated Net Revenues
Australia	$11,797	$—	$11,797
Hong Kong	1,209	—	1,209
India	58,674	(58,657)	17
Japan	448	—	448
Singapore	4,987	—	4,987
United Kingdom	7,897	—	7,897
United States	156,251	—	156,251
	$241,263	$(58,657)	$182,606

	Year ended December 31, 2003
	Net Revenues	Intercompany Elimination	Consolidated Net Revenues
Australia	$10,583	$—	$10,583
Hong Kong	1,267	—	1,267
India	28,342	(28,284)	58
Japan	742	—	742
Singapore	1,939	—	1,939
United Kingdom	4,310	—	4,310
United States	88,254	—	88,254
	$135,437	$(28,284)	$107,153

	December 31,
	2005	2004
Total assets:
Australia	$1,308	$4,328
Canada	95	91
Hong Kong	2,231	305
India	47,229	22,534
Japan	761	269
Singapore	3,809	3,622
United Kingdom	3,590	4,262
United States	158,453	144,755
	$217,476	$180,166

	December 31,
	2005	2004
Net long-lived assets:
Australia	$128	$328
Canada	1	1
Hong Kong	104	36
India	40,301	16,707
Japan	11	22
Singapore	53	53
United Kingdom	4	5
United States	37,005	53,917
	$77,607	$71,069

16.          Subsequent Events

On March 9, 2006, the Company completed the acquisition of Adjoined Consulting, Inc., a privately held IT consulting firm based in Miami, Florida. The aggregate purchase price paid to former Adjoined stockholders was approximately $164.5 million, subject to certain adjustments, which consisted of cash in the amount of approximately $95.4 million and approximately 4,254,839 shares of our common stock. The Company believes the acquisition will enhance its competitive position in the IT services industry and expand its service offerings. The Company will account for the acquisition as a purchase transaction in the first quarter of 2006.

On March 9, 2006, the Company entered into a credit agreement with LaSalle Bank National Association (“LaSalle”). The credit agreement provides for a $50 million term loan, and a revolving credit facility of up to $75 million, which includes subfacilities for swing-line loans and letters of credit. The Company’s obligations under the credit facility are secured by substantially all of its assets and a first priority pledge of the outstanding equity securities of its domestic subsidiaries, and 65% of the outstanding equity securities of certain of its foreign subsidiaries. Loans outstanding under the credit agreement bear interest at the LIBOR rate or, at the Company’s option, an alternate base rate, in each case, plus an applicable margin based on our total leverage ratio. The credit agreement includes various covenants, including covenants that require the Company to maintain minimum fixed charge and asset coverage ratios and a maximum total leverage ratio. In addition, the credit agreement contains limitations on the Company’s ability to dispose of assets, incur indebtedness, create liens, make certain investments, pay dividends and merge or consolidate. The credit agreement will replace the Company’s existing line of credit with Silicon Valley Bank, which the Company intends to terminate by the second quarter of 2006.

17.          Quarterly Financial Information (Unaudited)

The following table represents unaudited statement of income data for our most recent eight fiscal quarters. You should read the following table in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. The results of operations of any quarter are not necessarily indicative of the results that may be expected for any future period.

	2005				2004
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
Net revenues	$61,048	$58,951	$57,018	$53,460	$50,878	$49,973	$44,750	$37,005
Gross profit	$29,745	$27,882	$26,289	$25,363	$24,065	$23,561	$20,601	$18,240
Net income	$8,944	$8,711	$7,278	$8,207	$8,037	$7,558	$6,430	$5,329
Income per share of common stock:
Basic	$0.26	$0.25	$0.21	$0.25	$0.25	$0.24	$0.29	$0.25
Diluted	$0.24	$0.23	$0.19	$0.22	$0.21	$0.22	$0.21	$0.18

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Kanbay International, Inc.

We have audited the accompanying consolidated balance sheets of Kanbay International, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kanbay International, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Kanbay International, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 14, 2006

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders
Kanbay International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Kanbay International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kanbay International, Inc.’s  management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Accurum, Inc. and Pune Software Park Private Limited, which are included in the 2005 consolidated financial statements of Kanbay International, Inc. Accurum, Inc. constituted $13,019 and $1,193 of total and net assets, respectively, as of December 31, 2005 and $12,692 and $1,193 of revenues and net income, respectively, for the year then ended. Pune Software Park Private Limited constituted $4,831 and $(31) of total and net assets, respectively, as of December 31, 2005 and $0 and $(31) of revenues and net income (loss), respectively, for the year then ended. Kanbay International, Inc. completed its acquisitions of Accurum, Inc. and Pune Software Park Private Limited on March 1, 2005 and October 19, 2005, respectively, and as permitted by the U.S. Securities and Exchange Commission’s guidance, management did not assess the effectiveness of internal control over financial reporting of Accurum, Inc. and Pune Software Park Private Limited. Our audit of internal control over financial reporting of Kanbay International, Inc. also did not include an evaluation of the internal control over financial reporting of Accurum, Inc. and Pune Software Park Private Limited.

In our opinion, management’s assessment that Kanbay International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Kanbay International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kanbay International, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 14, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 14, 2006

SSS Holdings Corporation Limited

REPORT OF INDEPENDENT AUDITORS

To: The Board of Directors

SSS Holdings Corporation Limited

We have audited the accompanying consolidated balance sheets of SSS Holdings Corporation Limited as of December 31, 2005 and 2004, and the related consolidated profit and loss accounts and statements of total recognized gains and losses, cash flows and movements in shareholders’ funds for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SSS Holdings Corporation Limited at December 31, 2005 and 2004, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United Kingdom which differ in certain respects from United States generally accepted accounting principles (see Note 26 of Notes to the consolidated financial statements.

/s/ ERNST & YOUNG LLP

Manchester, England
March 14, 2006

SSS HOLDINGS CORPORATION LIMITED
Consolidated profit and loss accounts

	Note	2003	2004	2005
		£	£	£
Turnover—continuing	2	33,482,295	34,869,258	31,984,143
Cost of sales		20,109,021	22,320,286	21,060,709
Gross profit		13,373,274	12,548,972	10,923,434
Administrative expenses		9,378,640	8,470,601	8,823,062
Operating profit	3	3,994,634	4,078,371	2,100,372
Interest receivable and similar income		46,488	50,249	152,076
Interest payable and similar charges	6	31,644	—	81,704
Profit on ordinary activities before taxation		4,009,478	4,128,620	2,170,744
Taxation on profit on ordinary activities	7	1,538,114	1,288,702	447,619
Profit on ordinary activities after taxation		2,471,364	2,839,918	1,723,125
Minority interest		—	—	11,692
Profit for the financial year(1)	16,17	2,471,364	2,839,918	1,711,433

(1)          A summary of the significant adjustments to profit for the year that would be required if United States generally accepted accounting principles were applied instead of those generally accepted in the United Kingdom is set out in note 26 to the consolidated accounts.

The notes on pages 69 to 82 form part of these consolidated accounts.

SSS HOLDINGS CORPORATION LIMITED
Consolidated statement of total recognised gains and losses

	2003	2004	2005
	£	£	£
Profit for the financial year	2,471,364	2,839,918	1,711,433
Currency translation differences on foreign currency
Net investment	(18,650)	(82,216)	48,041
Total recognised gains and losses for the year	2,452,714	2,757,702	1,759,474

The statement of comprehensive income required under United States generally accepted accounting principles is set out in note 26 to the consolidated accounts

The notes on pages 69 to 82 form part of these consolidated accounts.

SSS HOLDINGS CORPORATION LIMITED
Consolidated balance sheets

	Note	2004	2005
		£	£
Fixed assets
Intangible assets	9	1,385,566	1,350,755
Tangible assets	10	3,153,915	2,662,300
Investments	11	—	—
		4,539,481	4,013,055
Current assets
Debtors	12	6,538,331	7,153,047
Cash at bank and in hand		1,818,796	466,412
		8,357,127	7,619,459
Creditors: amounts falling due within one year	13	4,682,741	3,249,185
Net current assets		3,674,386	4,370,274
Total assets less current liabilities		8,213,867	8,383,329
Provisions for liabilities and charges
Deferred taxation	14	99,111	—
		8,114,756	8,383,329
Capital and reserves
Called up share capital	15	919	920
Share premium account	16	67,605	81,534
Capital reserve	16	9,962	9,962
Profit and loss account	16	8,036,270	8,279,221
Equity shareholders’ funds(1)	17	8,114,756	8,371,637
Minority interests	11	—	11,692
		8,114,756	8,383,329

(1)          A summary of the significant adjustments to equity shareholders’ funds that would be required if United States generally accepted accounting principles were applied instead of those generally accepted in the United Kingdom is set out in note 26 to the consolidated accounts.

The notes on pages 69 to 82 form part of these consolidated accounts.

SSS HOLDINGS CORPORATION LIMITED
Consolidated cash flow statements

	Note	2003	2004	2005
		£	£	£
Net cash inflow from operating activities	18	6,948,523	3,090,828	1,593,833
Returns on investments	19	14,844	50,249	70,372
Corporation tax paid		1,307,917	(1,580,543)	(651,892)
Capital expenditure	19	(1,734,984)	(554,587)	(497,513)
Acquisitions	20	(587,130)	(427,036)	(337,182)
Financing	19	28,225	9,905	13,930
Equity dividends paid		(961,865)	(1,560,465)	(1,516,523)
Increase/(decrease) in cash		2,399,696	(971,649)	(1,324,975)

Reconciliation of net cash flow to movement in net funds (see note 19)

	2003	2004	2005
	£	£	£
Increase/(decrease) in cash in the year	2,399,696	(971,649)	(1,324,975)
Exchange differences	—	(29,339)	11,721
Net funds at 1 January	377,484	2,777,180	1,776,192
Net funds at 31 December	2,777,180	1,776,192	462,938

The significant differences between the cash flow statements presented above and those required under United States generally accepted accounting principles are set out in note 26 to the consolidated accounts.

The notes on pages 69 to 82 form part of these consolidated accounts.

SSS HOLDINGS CORPORATION LIMITED
Notes to the consolidated accounts

1       Accounting policies

The consolidated accounts have been prepared under the historical cost convention and are in accordance with applicable United Kingdom accounting standards. The principal accounting policies are:

Basis of consolidation

The consolidated accounts incorporate the financial statements of SSS Holdings Corporation Limited and its subsidiary undertakings (together “the group”) made up to 31 December each year. The group uses the acquisition method of accounting to consolidate the results of subsidiary undertakings. The results of a subsidiary undertaking are included from the date of acquisition.

Goodwill

Goodwill arising on an acquisition of a subsidiary is the difference between the fair value of the consideration paid and the fair value of the assets and liabilities acquired. It is capitalised and amortised through the profit and loss account over the directors’ estimate of its useful economic life, which is 15 years.

Negative goodwill arising on consolidation on acquisitions pre 23 December 1998 is credited to a capital reserve.

Turnover

Turnover represents sales to external customers at invoiced amount less value added tax. Turnover is recognised as services are provided on a time basis in accordance with the customers agreement.

Depreciation

Depreciation is provided to write off the cost, less estimated residual values, of all fixed assets, over their expected useful lives. It is calculated at the following annual rates on a straight line basis:

Fixtures and fittings and office equipment	— 10%–20%
Leasehold improvements	— 10% or the life of the lease, if shorter
Computer equipment	— 33 1/3%
Motor vehicles	— 25%
Nursery equipment	— 10%

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

Employee benefit trust

The group is deemed to have control of the assets, liabilities, income and costs of its Employee Benefit Trust (EBT). It has therefore been included in the financial statements of the company in accordance with UITF 32 “Employee benefit trusts and other intermediate payment arrangements”.

Contributions made to the Trust are charged to the profit and loss account to the extent that the assets held by the Trust as a result of the contribution have been unconditionally gifted to the beneficiaries or, if earlier, when a constructive obligation has arisen and created a liability of the company. The value of any assets held by the Trust that have not been unconditionally transferred to beneficiaries is included within cash. In accordance with FRS 12 “Provisions, Contingent Liabilities and Contingent Assets”, constructive obligations to employees in respect of past services to the business have been charged to the profit and loss account in the period to which they relate.

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

In such circumstances the costs are carried forward and amortised over a period not exceeding       years commencing in the year the group starts to benefit from the expenditure.

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

Dividends

In accordance with FRS 21 “Events after the balance sheet date”, dividends declared after the balance sheet date are not recognised as a liability at the balance sheet date.

2       Turnover

Analysis by geographical area:

	2003	2004	2005
	£	£	£
United Kingdom	30,136,581	31,081,389	28,334,719
United States of America	3,328,967	3,185,325	2,618,513
China	16,747	602,544	1,030,911
	33,482,295	34,869,258	31,984,143

Turnover by geographical destination is not materially different to the analysis provided above.

Analysis by class of business:

	2003	2004	2005
	£	£	£
IT consultancy services	31,675,545	31,428,455	27,500,593
Back-office administration	1,575,009	2,938,276	3,942,007
Other	231,741	502,527	541,543
	33,482,295	34,869,258	31,984,143

3       Operating profit

	2003	2004	2005
	£	£	£
This is arrived at after charging/(crediting):
Depreciation/impairment of tangible fixed assets	1,148,231	1,099,810	1,036,130
Amortisation of intangible fixed assets	102,471	105,903	111,787
Hire of other assets—operating leases	874,701	1,133,067	1,577,801
Research and development	135,000	165,000	40,000
Auditors’ remuneration—audit services	16,500	26,350	35,000
Government grants	(66,250)	(28,500)	(106,667)

4       Employees

The average monthly number of employees of the group during the year, including executive directors, was as follows:

	2003	2004	2005
	£	£	£
Client delivery	437	454	462
Other	108	119	122
	545	573	584

Staff costs for all employees, including executive directors, consist of:

	2003	2004	2005
	£	£	£
Wages and salaries	18,884,232	20,178,207	19,534,623
Social security costs	2,133,114	2,227,523	2,148,809
Other pension costs	935,356	833,666	829,148
	21,952,702	23,239,396	22,512,580

5       Directors

	2003	2004	2005
	£	£	£
Directors’ emoluments consist of:
Emoluments	507,144	850,000	975,000
Contributions to defined contribution pension schemes	72,000	72,000	72,000
	579,144	922,000	1,047,000
Emoluments of the highest paid director are as follows:
Emoluments (excluding pension contributions)	257,144	425,000	487,500
Contributions to defined contribution pension scheme	36,000	36,000	36,000
	293,144	461,000	523,500

Two directors (2003 and 2004—two) were members of defined contribution pension schemes.

6       Interest payable and similar income

	2003	2004	2005
	£	£	£
Other interest	31,644	—	81,704

7       Taxation on profit on ordinary activities

	2003	2004	2005
	£	£	£
Corporation tax	1,007,069	1,653,649	933,209
Adjustments in respect of prior years	1,648	(150,734)	(84,690)
Foreign tax	306,950	58,956	(182,887)
	1,315,667	1,561,871	665,632
Deferred tax
Origination and reversal of timing differences (note 14)	222,447	(273,169)	(218,013)
Taxation on profit on ordinary activities	1,538,114	1,288,702	447,619

The tax assessed for the year differs from the standard rate of corporation tax in the UK. The differences are explained below:

	2003	2004	2005
	£	£	£
Profit on ordinary activities before tax	4,009,478	4,128,620	2,170,744
Profit on ordinary activities at the standard rate
of corporation tax in the UK of 30%	1,202,843	1,238,586	651,223
Effects of:
Expenses not deductible for tax purposes	62,290	15,521	2,431
Adjustment to tax in respect of previous years	1,648	(150,734)	(88,905)
Overseas tax rate differences	52,873	71,651	—
Depreciation in excess of capital allowances	(3,987)	278,122	(93,882)
Non-qualifying depreciation	—	—	90,079
Rate differences	—	—	4,215
Losses carried forward	—	108,725	121,705
Short term timing differences	—	—	(1,937)
Deductions	—	—	(19,297)
Current tax charge	1,315,667	1,561,871	665,632

Factors that may affect future tax charges:

The group has tax losses of £405,683 that are available for offset against future taxable profits of those companies in which the losses arose.

No deferred tax is recognised on the unremitted earnings of overseas subsidiaries as the group has no liability to additional taxation should such amounts be remitted due to the availability of double taxation relief.

8       Dividends

	2003	2004	2005
	£	£	£
Ordinary dividend paid	961,865	1,560,465	1,516,523

9       Intangible fixed assets

Group	Goodwill
£
Cost
At 1 January 2004	1,676,799
Exchange differences	(88,253)
At 1 January 2005	1,588,546
Exchange differences	88,253
At 31 December 2005	1,676,799
Amortisation
At 1 January 2005	102,471
Charge for the year	105,903
Exchange differences	(5,394)
At 1 January 2005	202,980
Charge for the year	111,787
Exchange differences	11,277
At 31 December 2005	326,044
Net book value
At 31 December 2004	1,385,566
At 31 December 2005	1,350,755

10    Tangible assets

Group	Fixtures, fittings and office equipment	Leasehold improvement	Computer equipment	Childcare nursery	Total
	£	£	£	£	£
Cost
At 1 January 2004	2,485,245	1,094,375	3,684,449	734,403	7,998,472
Additions	139,763	107,575	244,249	63,000	554,587
Exchange differences	(24,396)	(9,683)	(21,417)	—	(55,496)
At 31 December 2004	2,600,612	1,192,267	3,907,281	797,403	8,497,563
Additions	135,569	159,677	198,378	3,889	497,513
Exchange differences	28,149	14,224	19,269	—	61,642
At 31 December 2005	2,764,330	1,366,168	4,124,928	801,292	9,056,718
Depreciation
At 1 January 2004	624,235	547,729	2,998,778	77,658	4,248,400
Charge for the year	269,561	160,336	594,052	75,861	1,099,810
Exchange differences	(1,388)	(1,053)	(2,121)	—	(4,562)
At 31 December 2004	892,408	707,012	3,590,709	153,519	5,343,648
Charge for the year	301,899	158,513	327,945	247,773	1,036,130
Exchange differences	4,769	2,165	7,706	—	14,640
At 31 December 2005	1,199,076	867,690	3,926,360	401,292	6,394,418
Net book value
At 31 December 2004	1,708,204	485,255	316,572	643,884	3,153,915
At 31 December 2005	1,565,254	498,478	198,568	400,000	2,662,300

The depreciation charge for the year ended 31 December 2005 includes an impairment charge of £165,471, in respect of childcare nursery assets, in order to reduce the carrying value of such assets to net realisable value.

11             Fixed asset investments

Other unlisted
investments
£
Cost
At 1 January 2004 and 31 December 2004	230,000
Disposal	(230,000)
At 31 December 2005	—
Provision for impairment
At 1 January 2004	157,000
Impairment	73,000
At 31 December 2004	230,000
Disposal	(230,000)
At 31 December 2005	—
Net book value
At 31 December 2004 and 31 December 2005	—

Other unlisted investments represented the cost of a 23% shareholding in The Monocle Holdings Corporation Limited which was dissolved in October 2005.

The following unlisted companies were subsidiary undertakings at the end of the year and have been included in the consolidated accounts.

	Country	Proportion of voting
	of	rights and ordinary
	incorporation	share capital
Name	or registration	held	Nature of business
Strategic System Solutions Ltd	England	100%	Computer software development
Strategic System Solutions Inc.	USA	100%	Computer software development
Strategic Training Solutions Ltd	England	100%	Computer training provider
Strategic Back-Office Solutions Ltd	England	75%	Back office services
SSS Hangzhou Co. Limited (*)	China	100%	Computer software development
BizzKidz Limited	England	100%	Provision of executive day care for pre-school children

(*)          Shares held by Strategic Systems Solutions Limited

The minority interest at 31 December 2005 relates to a 25% interest in the ordinary shares of Strategic Back-Office Solutions Limited.

12             Debtors

	2004	2005
	£	£
Due within one year
Trade debtors	3,379,098	3,667,242
Prepayments and accrued income	3,159,233	3,156,765
Corporation tax recoverable	—	210,138
Deferred tax asset (note 14)	—	118,902
	6,538,331	7,153,047

13             Creditors: amounts falling due within one year

	2004	2005
	£	£
Bank overdraft	42,604	3,474
Trade creditors	817,819	164,339
Deferred consideration (note 21)	685,420	348,238
Taxation and social security	1,141,252	1,354,904
Corporation tax	535,389	762,108
Accruals and deferred income	1,460,257	616,122
	4,682,741	3,249,185

Included with accruals and deferred income is an amount of £135,000 (2004 - £225,000) in relation to government grants not yet released to the profit and loss account. The grants may become liable to be repaid if the group breaches certain criteria during the period of the grants.

14             Deferred taxation

Deferred taxation

£
Deferred tax provision at 1 January 2004	372,280
Charge to profit and loss account	(273,169)
Deferred tax provision at 31 December 2004	99,111
Charge to profit and loss account	(218,013)
Deferred tax asset at 31 December 2005	(118,902)

Deferred taxation analysis

	2004	2005
	£	£
Accelerated capital allowances	111,216	36,017
Short term timing differences	(12,105)	(32,914)
Tax losses	—	(121,705)
	99,111	(118,902)

There was an unprovided deferred tax asset at 31 December 2004 of £108,775. This related to unutilised trading losses. This asset was not recognised in the accounts as the group did not anticipate making sufficient taxable profits in the near future to absorb the underlying timing differences.

15             Share capital

	2003	2004	2005
	£	£	£
Authorised
10,000,000 ordinary shares of 0.01p each	1,000	1,000	1,000

	2003	2004	2005
	£	£	£
Allotted, called up and fully paid
Ordinary shares of 0.01p each	918	919	920

During the year to 31 December 2003, 40,000 ordinary shares of 0.01p each with a total nominal value of £4 were allotted for a total consideration of £28,225. The premium on the shares of £28,221 has been credited to the share premium account (note 16).

During the year to 31 December 2004, 10,000 ordinary shares of 0.01p each with a total nominal value of £1 were allotted for a total consideration of £9,905. The premium on the shares of £9,904 has been credited to the share premium account (note 16).

During the year to 31 December 2005, 12,600 ordinary shares of 0.01p each with a total nominal value of £1 were allotted for a total consideration of £13,930. The premium on the shares of £13,929 has been credited to the share premium account (note 16).

16             Reserves

	Share		Profit
	premium	Capital	and loss
	account	reserve	account
	£	£	£
At 1 January 2003	29,480	9,962	5,348,184
Profit for year	—	—	2,471,364
Dividends	—	—	(961,865)
Premium on new shares issued	28,221	—	—
Translation differences on foreign currency investment	—	—	(18,650)
At 31 December 2003 (restated see note 17)	57,701	9,962	6,839,033
Profit for year	—	—	2,839,918
Dividends	—	—	(1,560,465)
Premium on new shares issued	9,904	—	—
Translation differences on foreign currency investment	—	—	(82,216)
At 31 December 2004	67,605	9,962	8,036,270
Profit for year	—	—	1,711,433
Dividends	—	—	(1,516,523)
Premium on new shares issued	13,929	—	—
Translation differences on foreign currency investment	—	—	48,041
At 31 December 2005	81,534	9,962	8,279,221

17             Reconciliation of movement in shareholders’ funds

	2003	2004	2005
	£	£	£
	(restated)	(restated)
Profit for the financial year	2,471,364	2,839,918	1,711,433
Dividends	(961,865)	(1,560,465)	(1,516,523)
	1,509,499	1,279,453	194,910
Issue of shares, including premium	28,225	9,905	13,930
Translation differences on foreign currency investment	(18,650)	(82,216)	48,041
Net addition to shareholders’ funds	1,519,074	1,207,142	256,881
Opening shareholders’ funds	5,388,540	6,907,614	8,114,756
Closing shareholders’ funds	6,907,614	8,114,756	8,371,637

The company has implemented FRS 21 “Events after the balance sheet date” during the year ended 31 December 2005. Accordingly, dividends declared after the balance sheet date are no longer recognised as a liability at the balance sheet date. As a consequence, the profit and loss account and shareholders funds at 31 December 2003 were increased by £138,379.

18             Reconciliation of operating profit to net cash inflow from operating activities

	2003	2004	2005
	£	£	£
Operating profit	3,994,634	4,078,371	2,100,372
Depreciation	1,148,231	1,099,810	1,036,130
Amortisation	102,471	105,903	111,787
Impairment in fixed asset investments	157,000	73,000	—
Decrease/(increase) in debtors	51,210	(1,538,890)	(245,012)
Increase/(decrease) in creditors	1,494,977	(727,366)	(1,409,444)
Net cash inflow from operating activities	6,948,523	3,090,828	1,593,833

19             Notes to the cash flow statement

i)                 Gross cash flows

	2003	2004	2005
	£	£	£
Returns on investments
Interest received	46,488	50,249	152,076
Interest paid	(31,644)	—	(81,704)
	14,844	50,249	70,372
Capital expenditure
Payments to acquire tangible assets	(1,742,902)	(554,587)	(497,513)
Receipts from sale of tangible fixed assets	7,918	—	—
	(1,734,984)	(554,587)	(497,513)
Financing
Issue of ordinary share capital	28,225	9,905	13,930

ii)             Analysis of changes in net funds

	At 1 January	Cash	At 31 December
	2003	flows	2003
	£	£	£
Cash at bank and in hand	377,484	2,399,696	2,777,180

	At		Other
	1 January	Cash	non-cash	31 December
	2004	flow	changes	2004
	£	£	£	£
Cash in hand and at bank	2,777,180	(929,045)	(29,339)	1,818,796
Bank overdraft	—	(42,604)	—	(42,604)
	2,777,180	(971,649)	(29,339)	1,776,192

	At		Other	At
	1 January	Cash	non-cash	31 December
	2005	flow	changes	2005
	£	£	£	£
Cash in hand and at bank	1,818,796	(1,364,105)	11,721	466,412
Bank overdraft	(42,604)	39,130	—	(3,474)
	1,776,192	(1,324,975)	11,721	462,938

20             Acquisitions

The following acquisitions were made in the year to 31 December 2003:

Acquisition of assets of the Deutsche Bank AG New York Branch Horsham.

On 3 February 2003, the company purchased the assets of the Deutsche Bank AG New York Branch Horsham, which provided software development services to Deutsche Bank AG New York. The total consideration was €3,000,000 (£1,761,389) and is payable in six instalments ending 3 August 2005.

Fair value
to the group
£
Net assets acquired:
Fixtures and fittings (at book value)	84,590
Goodwill (note 9)	1,676,799
1,761,389
Satisfied by:
Cash	587,130
Deferred consideration	1,174,259
1,761,389

21             Effect on cash flows of acquisitions and disposals

	2003	2004	2005
	£	£	£
Payments to acquire subsidiary undertakings and goodwill (note 20)	(587,130)	(427,036)	(337,182)

22             Commitments and contingencies

At the balance sheet date, the group had annual commitments under non-cancellable operating leases for land and buildings as follows:

	2004	2005
	£	£
Operating leases which expire:
In less than one year	—	32,007
In 2-5 years	538,525	604,633
After five years	831,503	928,155
	1,370,028	1,564,795

23             Pension costs

The group contributes to defined contribution pension schemes. The assets of the schemes are held separately from those of the group in independently administered funds. The pension cost charge for the year ended 31 December 2005 was £829,148 (2004 - £833,666; 2003 - £935,356). The unpaid pension contributions outstanding at the year end were £99,565 (2004 - £113,638, 2003 - £105,482).

24             Companies Act 1985

These consolidated accounts do not comprise the company’s “statutory accounts” within the meaning of section 240 of the Companies Act 1985 of Great Britain. Statutory accounts for the years ended 30 June 2003 and 2004 and 2005 have been delivered to the Registrar of Companies for England and Wales. The statutory auditors’ reports on such accounts were unqualified.

25             Related party transactions

Kanbay Europe Limited, a subsidiary of Kanbay International Inc (which owns 49% of the issued share capital of SSS Holdings Corporation Limited) performed work for the group during the year ended 31 December 2005 for which £19,693 (2004–£28,180; 2003–£42,208) was invoiced. There were no outstanding balances due to Kanbay Europe Limited at 31 December 2005 (2004 £nil).

SSS Holdings Corporation Limited, together with Morgan Stanley and Co International Inc. and the directors owned 100% of the issued share capital of The Monocle Holdings Corporation Limited, the ultimate parent company of The Monocle Corporation Limited. The Monocle Holdings Corporation Limited and The Monocle Corporation Limited were dissolved in October 2005.

During the year to 31 December 2003 the group performed work for The Monocle Corporation Limited. £26,000 was invoiced during the year to 31 December 2003 in respect of this work. There were no amounts due from The Monocle Corporation Limited at 31 December 2004. During the year to 31 December 2004, The Monocle Corporation Limited invoiced the group £7,095 (2004–£7,095; 2003–£6,540). The amount due to The Monocle Corporation Limited at 31 December 2004 was £nil.

During the year to 31 December 2004 the group received computer equipment for £155,309 and cash of £95,668 in full settlement of the net amounts due from The Monocle Corporation Limited and the provision of £230,518 recorded in previous years was released to the profit and loss account.

Until September 2004, SSS Holdings Corporation Limited owned 50% of the share capital of Strategic Investment Solutions Limited. During the year to 31 December 2004, the group charged a management fee of £10,575 (2003–£10,575) to Strategic Investment Solutions Limited. The amount outstanding at 31 December 2004 was £nil.

26             Difference between United Kingdom and United States Generally Accepted Accounting Principles

The Company’s consolidated accounts are prepared in accordance with accounting principles generally accepted in the United Kingdom (“UK GAAP”) which differ from United States generally accepted accounting principles (“US GAAP”). The significant differences applicable to the Company are summarised below:

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

The following is a summary of the significant adjustments to the profit for the years ended 31 December 2003, 2004 and 2005 and to shareholders’ funds as of 31 December 2004 and 2005 that would be required if US GAAP were to be applied instead of UK GAAP together with the statement of comprehensive income that would be required under US GAAP.

Profit for the year

	2003	2004	2005
	£	£	£
Profit for the year as reported in the consolidated profit and loss account under UK GAAP	2,471,364	2,839,918	1,711,433
Amortisation of goodwill	102,471	105,903	111,787
Amortisation of customer contract	(113,521)	(123,840)	(123,840)
Vacation expense	35,000	57,000	(54,000)
Equity income/(loss) from investments	31,000	—	—
Capitalised software costs	138,055	64,397	146,985
Depreciation on capitalised software costs	(213,552)	(176,450)	(117,153)
Tax effects of US GAAP adjustments	30,585	41,194	(1,518)
Net income for the year under US GAAP	2,481,402	2,808,122	1,673,694

Statement of comprehensive income

	2003	2004	2005
	£	£	£
Net income for the year under US GAAP	2,481,402	2,808,122	1,673,694
Currency translation differences on foreign currency net investment	(18,650)	(82,216)	48,041
Comprehensive income under US GAAP	2,462,752	2,725,906	1,721,735

Shareholders’ funds

	2004	2005
	£	£

Shareholders’ funds as reported in the consolidated balance sheet under UK GAAP	8,114,756	8,371,637
US GAAP adjustments:
Intangible assets
Goodwill–cost	(743,048)	(743,048)
Customer contract–cost	743,048	743,048
Amortisation	(28,987)	(41,040)
Tangible assets: software
Cost	887,141	1,034,126
Depreciation	(728,094)	(845,247)
Tangible assets: childcare nursery
Cost	—	(165,471)
Depreciation	—	165,471
Creditors amounts falling due within one year
Vacation accrual	(61,000)	(115,000)
Tax effects on US GAAP adjustments	13,700	12,182
Shareholders’ funds under US GAAP	8,197,516	8,416,658

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

The categories of cash flow activity under US GAAP can be summarised as follows:

	Year ended 31 December
	2003	2004	2005
	£	£	£
Cash flow provided by operating activities	5,655,450	1,603,138	973,183
Cash used in investing activities	(2,322,114)	(981,623)	(834,695)
Cash used in financing activities	(933,640)	(1,550,560)	(1,502,593)
Exchange differences	—	(29,339)	11,721
Beginning of the period	377,484	2,777,180	1,818,796
End of the period	2,777,180	1,818,796	466,412

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

As of December 31, 2005, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer, with the participation of our management, have concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements and notes to the consolidated financial statements. The financial statements were prepared in accordance with the accounting principles generally accepted in the U.S. and include certain amounts based on management’s judgment and best estimates. Other financial information presented is consistent with the financial statements.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed under the supervision of the Company’s principal executive and financial officers in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)            Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

(ii)        Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company completed its acquisitions of Accurum, Inc. and Pune Software Park Private Limited on March 1, 2005 and October 19, 2005, respectively. As permitted by the U.S. Securities and Exchange Commission, management’s assessment as of December 31, 2005 did not include the internal control of Accurum, Inc. and Pune Software Park Private Limited, which are included in the Company’s consolidated financial statements as of December 31, 2005. Accurum, Inc. constituted $13,019 and $1,193 of total and net assets, respectively, as of December 31, 2005 and $12,692 and $1,193 of revenues and net income, respectively, for the year then ended. Pune Software Park Private Limited constituted $4,831 and ($31) of total and net assets, respectively, as of December 31, 2005 and $0 and $(31) of revenues and net income (loss), respectively, for the year then ended. (All numbers referenced above for Accurum, Inc. and Pune Software Park Private Limited are stated in thousands.)

Based on management’s assessment, which excluded an assessment of internal control over financial reporting of the acquired operations of Accurum, Inc. and Pune Software Park Private Limited, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears on a preceeding page of this Report and expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting.

Kanbay International, Inc.

March 14, 2006

Item 9B.               Other Information

None.

PART III.

Item 10.                 Directors and Executive Officers of the Company.

See the information under the captions “Executive Officers and Directors,” “Board of Directors” and “Committees of the Board of Directors” in the 2006 Proxy Statement.

Item 11.                 Executive Compensation.

See the information under the captions “Director Compensation” and “Executive Compensation” in the 2006 Proxy Statement.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

See the information under the captions “Stock Ownership by Certain Beneficial Owners and Ownership by Management of Equity Securities” in the 2006 Proxy Statement.

Item 13.                 Certain Relationships and Related Transactions.

See the information under the caption “Certain Transactions” in the 2006 Proxy Statement.

Item 14.                 Principal Accountant Fees and Services.

See the information under the caption “Proposal to Approve the Selection of Auditors” in the 2006 Proxy Statement.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
Years ended December 31, 2005, 2004 and 2003

Description	Balance at Beginning of year	Charged to Costs and Expenses	Deduction		Balance at End of Year
2005:
Valuation allowance for accounts receivable	$1,143	$485	$(832	)(1)	$796
Valuation allowance for deferred tax assets	2,290	1,111	—	(2)	3,401
2004:
Valuation allowance for accounts receivable	659	727	(243	)(1)	1,143
Valuation allowance for deferred tax assets	2,333	—	(43	)(2)	2,290
2003:
Valuation allowance for accounts receivable	874	(169)	(46	)(1)	659
Valuation allowance for deferred tax assets	5,105	—	(2,772	)(2)	2,333

(1)          Uncollectible accounts written off, net of recoveries.

(2)          Changes in temporary tax differences fully reserved for countries with unused net operating losses.

All other schedules not listed above have been omitted because the information required to be set forth therein is not applicable, not required or is included in the financial statements or notes thereto.

3.                 The exhibits listed on the “Exhibit Index.” Certain of the exhibits listed in the Exhibit Index have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated by reference.

Exhibit Index

Exhibit No.	Description
2.1

Merger Agreement among Kanbay International, Inc. Kanbay Consulting, LLC, Adjoined Consulting, Inc. and the Adjoined stockholders named herein, dated February 13, 2006 (incorporated by reference to Exhibit 2.1 to Form 8-K filed by the Registrant on February 14, 2006).

2.2

First Amendment to Merger Agreement dated as of March 9, 2006 among Kanbay International, Inc., Kanbay Consulting, LLC, Adjoined Consulting, Inc. and Matthew Newton (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Registrant on March 15, 2006).

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

4.5

Registration Rights Agreement dated as of March 9, 2006 among Kanbay International, Inc. and the former stockholders of Adjoined Consulting, Inc. signatories thereto (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant on March 15, 2006).

10.1	Kanbay International 1998 Non-Qualified Option Plan (incorporated by reference to Exhibit 10.1 of the Form S-1 Registration Statement filed by the Registrant on March 11, 2004).
10.2	Kanbay International, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of Amendment No. 4 to the Form S-1 Registration Statement filed by the Registrant on July 2, 2004).
10.3

Kanbay International, Inc. 2005 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2005 filed by the Registrant on March 30, 2005).

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

10.9

Severance Agreement between the Registrant and Cyprian D’Souza (incorporated by reference to Exhibit 10.7 of Amendment No. 4 to the Form S-1 Registration Statement filed by the Registrant on July 2, 2004).

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

10.14

Consulting Agreement dated April 19, 2005 between Kanbay Europe Ltd., and HSBC Holdings plc (Pursuant to an application for confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended, portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission), (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2005 filed by the Registrant on August 12, 2005).

10.15

Rate Schedule dated April 19, 2005 between Kanbay Europe Ltd. and HSBC Holdings plc (Pursuant to an application for confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended, portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission), (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2005 filed by the Registrant on August 12, 2005).

10.16	Kanbay 2005 Global Leadership Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2005 filed by the Registrant on May 13, 2005).
10.17

Guaranty and Collateral Agreement dated as of March 9, 2006 between Kanbay International, Inc., certain of its subsidiaries and LaSalle Bank National Association (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on March 15, 2006).

10.18

Credit Agreement dated as of March 9, 2006 between Kanbay International, Inc., LaSalle Bank National Association and certain financial institutions that are or may become parties thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on March 15, 2006).

10.19	Form of the Kanbay International, Inc. 2004 Non-Qualified Stock Option Agreement
10.20	Form of the Kanbay International, Inc. 2004 Director Non-Qualified Stock Option Agreement
10.21	Form of the Kanbay International, Inc. 2005 Restricted Stock Award Agreement
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.

23.2	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANBAY INTERNATIONAL, INC.
Date: March 16, 2006	By:	/s/ RAYMOND J. SPENCER
Raymond J. Spencer Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RAYMOND J. SPENCER	Chairman of the Board and Chief Executive	March 16, 2006
Raymond J. Spencer	Officer (Principal executive officer)
/s/ WILLIAM F. WEISSMAN	Vice President and Chief Financial Officer	March 16, 2006
William F. Weissman	(Principal financial and accounting officer)
/s/ DONALD R. CALDWELL	Director	March 16, 2006
Donald R. Caldwell
/s/ KENNETH M. HARVEY	Director	March 16, 2006
Kenneth M. Harvey
/s/ B. DOUGLAS MORRISS	Director	March 16, 2006
B. Douglas Morriss
/s/ MICHAEL E. MIKOLAJCZYK	Director	March 16, 2006
Michael E. Mikolajczyk
/s/ CYPRIAN D’SOUZA	Director	March 16, 2006
Cyprian D’Souza
/s/ HARRY C. GAMBILL	Director	March 16, 2006
Harry C. Gambill