Form 10-Q
period 2006-03-31
KANBAY INTERNATIONAL INC
filed 2006-05-10
CIK 1125011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ending March 31, 2006

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

Yes: ☒   No: ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer: ☐	Accelerated filer: ☒	Non-accelerated filer: ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐     No: ☒

As of May 9, 2006, the Registrant had 39,603,091 shares of Common Stock, $0.001 par value per share, outstanding.

KANBAY INTERNATIONAL, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Kanbay International, Inc.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,638	$19,520
Short term investments, held to maturity at amortized cost	55,290	54,918
Accounts receivable—related parties	16,759	34,063
Accounts receivable—third parties	44,552	17,708
Employee and other receivables	1,845	1,571
Deferred income taxes	2,028	1,781
Prepaid expenses and other	12,748	10,308

Total current assets	157,860	139,869
Property and equipment (at cost):
Land and buildings	30,409	23,213
Computer equipment	25,773	20,312
Computer software	7,943	7,586
Furniture and fixtures	16,766	9,749
Leasehold improvements	6,757	4,872
	87,648	65,732
Less accumulated depreciation	22,901	19,987
	64,747	45,745
Investment in affiliate	23,436	22,567
Goodwill	125,458	6,269
Other intangibles, net	39,055	3,026
Other assets	211	—
Total assets	$410,767	$217,476
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,015	$3,878
Amounts due to subcontractors	1,392	1,176
Current portion of long-term debt	5,000	—
Deferred revenue	1,173	1,448
Customer deposit	7	7
Accrued liabilities	31,019	21,729
Total current liabilities	47,606	28,238
Long-term debt	93,000	—
Deferred income taxes	1,141	1,122
Total liabilities	141,747	29,360

Stockholders’ equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Common Stock, par value $0.001 per share, 200,000,000 shares authorized, 39,499,570 and 34,794,163 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	40	33
Additional paid-in capital	212,815	135,843
Retained earnings	57,266	49,694
Unearned restricted stock compensation	(4,591)	(635)
Cumulative foreign currency translation adjustments	3,490	3,179
Total stockholders’ equity	269,020	188,116
Total liabilities and stockholders’ equity	$410,767	$217,476

See accompanying notes to the unaudited consolidated financial statements.

Kanbay International, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands except per share amounts)

	Three months ended March 31
	2006	2005
Net revenues—related parties	$35,177	$33,240
Net revenues—third parties	39,278	20,220

Total revenues	74,455	53,460

Cost of revenues	41,995	28,097

Gross profit	32,460	25,363
Sales and marketing expenses	5,710	4,640
General and administrative expenses	13,979	8,609

Total selling, general and administrative expenses	19,689	13,249
Depreciation and amortization	3,518	1,908
Loss on sale of fixed assets	14	40

Income from operations	9,239	10,166
Other income (expense):
Interest expense	(701)	(7)
Interest income	662	478
Foreign exchange gain (loss)	155	(139)
Equity in earnings of affiliate	594	239
Other, net	15	—

	725	571

Income before income taxes	9,964	10,737
Income tax expense	2,392	2,530

Net Income	$7,572	$8,207

Income per share of common stock:
Basic	$0.21	$0.25
Diluted	$0.20	$0.22

See accompanying notes to the unaudited consolidated financial statements.

Kanbay International, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Three months ended March 31
	2006	2005
OPERATING ACTIVITIES
Net income	$7,572	$8,207
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,518	1,908
Loss on sale of fixed assets	14	40
Stock compensation expense	1,817	132
Equity in earnings of affiliate	(594)	(239)
Changes in operating assets and liabilities:
Accounts receivable	7,598	(12,172)
Other current assets	(171)	3,069
Accounts payable	709	(96)
Other current liabilities	(5,858)	(10,237)
Net cash provided by (used in) operating activities	14,605	(9,388)
INVESTING ACTIVITIES
Additions to property and equipment	(19,112)	(3,770)
Proceeds from sale of fixed assets	27	—
Purchase of businesses, net of cash acquired and common stock issued	(88,898)	(4,938)
Purchase of short term investments	(88,700)	(7,197)
Maturity of short term investments	88,328	6,979
Net cash used in investing activities	(108,355)	(8,926)
FINANCING ACTIVITIES
Proceeds from net issuance of long-term debt	98,000	—
Proceeds from exercise of stock options	684	1,423
Proceeds from employee stock purchase plan	164	—
Net cash provided by financing activities	98,848	1,423
Effect of exchange rates on cash	20	33
Increase (decrease) in cash and cash equivalents	5,118	(16,858)
Cash and cash equivalents at beginning of period	19,520	29,126
Cash and cash equivalents at end of period	$24,638	$12,268

See accompanying notes to unaudited consolidated financial statements.

Kanbay International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three months ended March 31, 2006 and 2005
(dollars in thousands, except share and per share amounts)

1. Description of Business

Kanbay International, Inc. (the “Company”) is a global provider of information technology, or IT services. The Company combines technical expertise with deep industry knowledge to offer a broad suite of services including management consulting, technology integration and development and outsourcing services through its global delivery model. The Company’s clients are located in North America, India, Asia-Pacific and Europe and primarily focused on the financial services and consumer and industrial products industries. The Company also has an emerging presence in the communications and the media and life sciences industries.

2. Basis of Presentation

The unaudited consolidated financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Certain amounts in the prior year financial statements have been reclassified to conform to the 2006 presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Prior to January 1, 2006, the Company classified HSBC and Morgan Stanley as related parties for accounting and financial reporting purposes based on their percentage of common stock ownership and other factors as specified in Statement of Financial Accounting Standards (“SFAS”) 57 “Related Parties”. Effective January 1, 2006, Morgan Stanley is no longer classified as a related party in the Company’s consolidated financial statements because they no longer have significant influence on the Company’s management or their operating policies and, therefore, no longer meet the definition of a related party as defined in SFAS 57.

3. Investment in Affiliate

The Company accounts for its 48.91% interest in SSS Holdings Limited (“SSS”), a UK company, under the equity method of accounting. Under the equity method of accounting, the Company’s share of income or loss of SSS is recorded as “equity in earnings of affiliate” in the consolidated statements of income. Changes in the carrying value of SSS consist of the following:

	Three months ended March 31 2006	Twelve months ended December 31 2005
Carrying value in SSS at January 1	$22,567	$25,094
Equity in earnings of SSS	594	1,485
Cash dividend received from SSS	—	(1,358)
Foreign currency translation adjustments	246	(2,684)
Change in ownership percentage and other	29	30

Carrying value in SSS at end of period	$23,436	$22,567

Unaudited condensed results of operations of SSS are summarized below. All amounts are presented in accordance with accounting principles generally accepted in the United States. The revenues and expenses of SSS have been translated at weighted-average exchange rates.

	Three months ended March 31
	2006	2005
Net revenues	$15,873	$14,725
Gross profit	6,333	5,294
Operating expenses	4,612	4,876
Net income	1,215	489

4. Acquisitions

On March 9, 2006, the Company acquired 100% of the outstanding shares of Adjoined Consulting, Inc. (“Adjoined”), a privately held IT consulting firm based in Miami, Florida. The aggregate purchase price paid to former Adjoined stockholders was $165,760, subject to certain adjustments, which consisted of cash in the amount of $95,434 and 4,254,483 shares of our common stock at a price of $16.53 per share. Adjoined is an IT services provider to the financial services, consumer and industrial products, communications and media and life sciences industries. The Company believes the acquisition will enhance its competitive position in the IT services industry and facilitate the expansion of  its service offerings. The acquisition was accounted for as a purchase with an effective date of March 1, 2006 for financial accounting and reporting purposes. The results of Adjoined have been included in the Company’s consolidated financial statements since the effective date of the acquisition. The net purchase price, including acquisition costs paid and net of $9,959 cash acquired, was allocated to assets acquired and liabilities assumed as follows:

Current assets	$19,846
Property and equipment	2,968
Other assets	245
Goodwill	118,592
Other intangibles	36,512
Liabilities assumed	(19,535)
Net purchase price	$158,628

The net purchase price is preliminary and is subject to change based on the completion of a third party valuation of the intangible assets acquired, a post-closing opening balance sheet audit of Adjoined, certain contingent payments, and the outcome of certain indemnification obligations as contained in the merger agreement. The intangible assets acquired were recorded at their preliminary fair market value and include customer lists, pipeline and backlog commitments, non-compete agreements and software. A third party valuation of the intangible assets is in process and is expected to be completed during the second quarter of 2006. The Company’s contingent payment obligations will be determined based on certain gross margin targets of an entity previously acquired by Adjoined. The Company has recorded a preliminary obligation of $6,187 which will be finalized during the second quarter of 2006.

Unaudited pro forma results of operations data as if the Adjoined acquisition had occurred as of January 1, 2006 and January 1, 2005 are as follows:

	Three months ended March 31
	2006	2005
Pro forma revenues	$95,639	$72,385
Pro forma income from operations	9,968	9,968
Pro forma net income	$7,794	$7,056

Pro forma basic earnings per share	$0.20	$0.19
Pro forma diluted earnings per share	$0.19	$0.17

On March 2, 2005, the Company acquired 100% of the outstanding shares of Accurum, Inc. (“Accurum”) for a $5,000 closing payment, subject to certain adjustments. Accurum is an IT services provider to the capital markets industry. The acquisition was accounted for as a purchase and the results of Accurum have been included in the Company’s consolidated financial statements since the date of acquisition. The net purchase price, including acquisition costs paid and net of $294 cash acquired, was allocated to assets acquired and liabilities assumed as follows:

Current assets	$2,961
Property and equipment	424
Other assets	336
Goodwill	5,879
Other intangibles	3,340
Liabilities assumed	(4,714)
Net purchase price	$8,226

The net purchase price has been adjusted from $4,938 as of March 31, 2005 to $8,226 as of March 31, 2006 due to an additional contingent payment of $3,000 for meeting certain sales targets, $597 for meeting certain gross margin targets, a $(383) working capital adjustment in accordance with the terms of the stock purchase agreement, and an additional $74 in legal and other professional service fees relating to the acquisition. The purchase agreement provides for additional contingent future payments of up to $3,403 for achievement of certain sales and profitability targets during the fifteen-month post acquisition period. These contingent future payments may affect the final net purchase price. A valuation of the intangible assets was performed by a third party during 2005 which resulted in an adjustment to goodwill to recognize the fair value of the other intangible assets acquired, which includes a customer list and non-compete agreements.

On October 19, 2005, the Company’s Indian subsidiary, Kanbay Software (India) Private Limited (“KSIL”), acquired 100% of the outstanding shares of Pune Software Park Private Limited (“PSP Corporation”) for 170,000 rupees or approximately $3,761. PSP Corporation owned a technology park and development center in Pune, India which was occupied and leased primarily to KSIL. Approximately $283 of the purchase price is held in an escrow account to satisfy indemnification obligations of the sellers that may arise under the purchase agreement. The acquisition was accounted for as a purchase and the results of PSP Corporation have been included in the Company’s consolidated  financial statements since the date of acquisition. The net purchase price, including acquisition costs paid and net of $7 cash acquired, was allocated to assets and liabilities assumed as follows:

Current assets	$1,202
Property and equipment	3,750
Goodwill	987
Other intangibles	48
Liabilities assumed	(2,216)
Net purchase price	$3,771

The net purchase price is preliminary and is subject to change based on the outcome of certain indemnification obligations. The net purchase price as of March 31, 2006 includes the closing payment of 170,000 rupees, or approximately $3,754, net of $7 cash acquired, plus 776 rupees or approximately $17 in legal and other professional service fees relating to the acquisition.

5. Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible assets and identifiable intangible assets of businesses acquired and accounted for under the purchase method. Intangible assets were acquired by the Company in conjunction with the Adjoined Consulting, Inc. (“Adjoined”), Accurum, Inc. (“Accurum”) and Pune Software Park Private Limited (“PSP Corporation”) acquisitions during 2006 and 2005. Intangible assets are carried at cost and are amortized on a straight-line basis over the assets estimated useful life. Intangible assets for the three month period ended March 31, 2006 include the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- average Amortization Period
Customer list	$30,974	$(345)	$30,629	15.9 years
Backlog and Pipeline commitments	5,765	(160)	5,605	3 years
Software	750	(21)	729	3 years
Non-solicitation agreement	1,961	(221)	1,740	3 years
Trade name	450	(98)	352	5 years
Total	$39,900	$(845)	$39,055	13.2 years

The estimated aggregate amortization expense over the next five years is as follows:

	9 months 2006	2007	2008	2009	2010
Amortization Expense	$3,671	$4,880	$4,728	$2,475	$1,955

Goodwill as of March 31, 2006 consists of $118,592 from the Adjoined  acquisition in March of 2006, $5,879 from the Accurum acquisition in March of 2005, and $987 from the PSP Corporation acquisition in October of 2005. These amounts are preliminary pending the finalization of the purchase price allocations and remaining contingent payment obligations. Goodwill is subject to an annual impairment evaluation.

6. Impairment of Intangible and Long-Lived Assets

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

7. Lines of Credit

Long-term debt consists of the following:

March 31, 2006
Term loan	$50,000
Revolving loan	48,000
Subtotal	98,000
Less: current portion	(5,000)
Long-term debt	$93,000

On March 9, 2006, the Company entered into a senior secured credit facility (“the LaSalle Credit Facility”) for $125 million with LaSalle Bank National Association. The LaSalle Credit Facility provides for a $50 million term loan and a revolving loan of up to $75 million, with a provision that allows for an increase of the revolving facility of up to $100 million which includes a subfacility for letters of credit. The Company’s obligations under the LaSalle Credit Facility are secured by substantially all of its assets, a first priority pledge of the outstanding equity securities of its domestic subsidiaries, and 65% of the outstanding equity securities of certain of its foreign subsidiaries. Loans outstanding under the LaSalle Credit Facility bear interest at the LIBOR rate or, at the Company’s option, the Prime rate, in each case, plus an applicable margin based on our total leverage ratio. The revolving loan matures in March 2011 and can be paid back by the Company at anytime before the maturity date. The term loan matures over a 5 year period with scheduled maturities of $5,000 in year 1, $10,000 in each of years 2 through 4 and $15,000 in year 5. Term loan principal payments are due the last day of each calendar quarter beginning on June 30, 2006.  The LaSalle Credit Facility includes various covenants including covenants that require the Company to maintain minimum fixed charge and asset coverage ratios and a maximum total leverage ratio. In addition, the LaSalle Credit Facility contains limitations on the Company’s ability to dispose of assets, incur indebtedness, create liens, make certain investments, pay dividends and merge or consolidate.

As a result of establishing the LaSalle Credit Facility, on March 9, 2006 the Company terminated the credit facility with Silicon Valley Bank. The letters of credit outstanding for $2,478 in this facility were transferred to the LaSalle Credit Facility on this same date. The $2,478 in letters of credit are required for the Company’s office leases in Rosemont, Illinois and New York, New York in lieu of security deposits. As part of the Adjoined acquisition, the Company acquired $3,200 in letters of credit outstanding with Wachovia bank, $1,494 in letters of credit outstanding with Northern Trust bank and $281 in letters of credit with PNC Bank, which were also transferred on March 9, 2006 to the LaSalle Credit Facility.

Kanbay Software (India) Private Limited (“KSIL”) has a credit facility with Citibank India which provides for a line of credit of 130,499 rupees, or approximately $2,925, that matures in December 2006, and with the Hongkong and Shanghai Banking Corporation Limited in India (“HSBC India”) for 40,000 rupees or approximately $900, that matures in September 2006. Both credit facilities provide for bank guarantees and letters of credit in foreign currency. As of March 31, 2006, KSIL had a bank guarantee of 43,500 rupees, or approximately $975, outstanding and 1,273 rupees, or approximately $29, in open letters of credit with Citibank India. As of March 31, 2006, KSIL had a bank guarantee of 2,236 rupees, or approximately $50, outstanding with HSBC India, and no open letters of credit. KSIL has an International Foreign Exchange Master Agreement (“IFEMA”) with HSBC India to provide a foreign exchange facility of 500 million rupees, or approximately $11.3 million, to hedge trade related foreign exchange exposure. As of March 31, 2006, KSIL had approximately $10.0 million in foreign exchange contracts covered by this facility. KSIL’s foreign exchange facility is unsecured and contains provisions that require prior approval by HSBC India in order for KSIL to change its capital structure, make certain investments and incur additional debt. This facility also imposes restrictions on dividend payments and net working capital. The Company expected to complete the consolidation of all international banking facilities by the third quarter of 2006.

8. Lease Commitments

The Company leases various facilities and computer equipment under noncancelable operating leases. Total rent expense during the three months ended March 31, 2006 and 2005 was $1,439 and $913, respectively.

Future minimum payments under non cancelable operating leases with terms in excess of one year are $6,366 in 2006, $5,722 in 2007, $3,766 in 2008, $2,099 in 2009, $1,604 in 2010 and $8,263 thereafter.

9. Financial Derivatives

The Company expects that a significant portion of its personnel and operating costs will continue to be denominated in Indian rupees, while the majority of revenues will continue to be generated in U.S. dollars. Accordingly, the Company entered into several forward foreign currency contracts during 2005, and in the first quarter of 2006, to hedge foreign currency exchange exposure between the Indian rupee and the U.S. dollar. As of March 31, 2006, the aggregate fair market value of outstanding forward foreign currency contracts was $9.9 million, with maturity dates ranging from April 2006 through December 2006. The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The forward foreign currency contracts do not qualify for hedge accounting under SFAS No. 133 and, accordingly, are marked-to-market and recorded at fair value in “Accrued liabilities” in the consolidated balance sheets. Unrealized gains and losses are reported in “Foreign exchange gain (loss)” in the consolidated statements of income. The unrealized loss for the three month periods ending March 31, 2006 and 2005 was $62 and $11, respectively.

10. Comprehensive Income

The Company’s comprehensive income is comprised of net income and foreign currency translation adjustments and is summarized as follows:

	Three months ended March 31
	2006	2005
Net income	$7,572	$8,207
Foreign currency translation adjustments	311	(621)

Total comprehensive income	$7,883	$7,586

11. Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per share of common stock:

	Three months ended March 31
	2006	2005
Basic:
Net income	$7,572	$8,207

Weighted-average number of shares of common stock outstanding	36,074,156	33,237,959

Basic income per share	$0.21	$0.25

Diluted:
Net income	$7,572	$8,207

Weighted-average number of shares of common stock outstanding	36,074,156	33,237,959
Effect of dilutive stock options and warrants	2,350,886	4,361,248

Denominator for diluted earnings per share calculation	38,425,042	37,599,207

Diluted income per share	$0.20	$0.22

Securities that are not included in the computation of diluted income per share as their impact is antidilutive:
Stock options and warrants	478,771	10,422

12. Share-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective application transition method. Prior to the adoption of SFAS 123R, the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Share-based employee compensation cost has been reflected in net income prior to January 1, 2006 for restricted stock, employee stock options granted to non employees and employee stock options granted at less than fair market value. Prior to the adoption of SFAS 123R, the Company reported the entire tax benefit related to the exercise of stock options as an operating cash flow. SFAS 123R requires the Company to report the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow rather than as an operating cash flow.

During the three months ended March 31, 2006, the Company recognized approximately $1.8 million in share-based compensation expense.  The total income tax benefit recognized related to share-based compensation for the three months ended March 31, 2006 was approximately $543. The Company recognized compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient. As of March 31, 2006, total unrecognized compensation cost related to share-based compensation awards was approximately $19.0 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.4 years.

Stock options, restricted stock, stock appreciation rights and performance shares may be granted to employees, outside directors, and consultants under the Company’s stock incentive plan with varying agreements based on the provisions of the plan at the time of grant. Generally, outstanding options vest over periods not exceeding four years and expire either ten years after the date of grant or five years after vesting depending on the agreement. In the event of a termination of employment (other than a result of death or disability), the vested portion of an employee’s options is forfeited either 60 or 90 days after such termination depending on the agreement and the unvested portion is immediately forfeited. In the event of a termination of employment as a result of death or disability, the unvested portion of an employee’s options vest upon such event and the options are forfeited 1 year after such termination. In any case, the plan administrator may authorize a change to such forfeiture provisions. Generally, restricted stock vests over periods not exceeding four years. During the restriction period, participants holding restricted stock may exercise full voting rights with respect to the underlying common stock. The Company uses newly issued shares to deliver common shares under this plan.

The per share weighted average fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $7.73 and $10.73, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended March 31,
	2006	2005
Dividend yield	0%	0%
Expected option life	5 years	5 years
Average risk-free interest rate	4.36%	4.06%
Expected volatility	50%	50%

The average risk-free interest rate is based on the five year U.S. treasury security rate in effect as of the grant date. The Company’s assumption regarding expected volatility was determined based on  peer group stock performance and their historical stock price volatility. As the Company’s shares have traded for less than two years, there is insufficient historical information on which to base its expected volatility. The Company uses the “simplified” method of determining the expected option life as allowed by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107. The fair value of each restricted stock grant is determined using the average of the high and low trading prices of the Company’s listed stock on the day of grant.

A summary of stock incentive plan activity during the three months ended March 31, 2006 is as follows:

	Shares Available for Grant	Options Outstanding	Weighted- average Exercise Price	Restricted Stock Outstanding	Weighted- average Grant Price
December 31, 2005	1,615,017	6,431,155	$9.49	40,000	$16.46
Options granted	(39,000)	39,000	15.91
Options exercised		(183,873)	3.44
Options canceled	70,602	(70,602)	14.61
Restricted stock granted	(249,784)			249,784	17.53
Restricted stock forfeited	7,289			(7,289)	17.53
March 31, 2006	1,404,124	6,215,680	$9.65	282,495	$17.38
Exercisable March 31, 2006		3,031,325	$5.78
Vested March 31, 2006				—	—

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2006 was $36,732 and $28,980, respectively. The weighted average remaining contractual term of options outstanding and options exercisable at March 31, 2006 was 6.2 years and 5.2 years, respectively.

The following table presents stock option activity for the quarters ended March 31, 2006 and 2005:

	Three months ended March 31
	2006	2005
Total intrinsic value of stock options exercised	$2,373	$20,700
Cash received from stock option exercises	684	1,410
Income tax benefit from the exercise of stock options	886	5,507
Total fair value of stock options vested	868	724

The following table illustrates the effect on net income and earnings per share as if the fair value based method provided by SFAS 123, Accounting for Stock-Based Compensation, had been applied for all outstanding and unvested awards for periods prior to the adoption of SFAS 123R:

Three Months Ended
March 31, 2005
Net income, as reported	$8,207
Compensation expense, as reported, net of tax	101
Compensation expense, under the fair value method, net of tax	(1,318)
Pro forma net income	$6,990

Income per share:
As reported:
Basic	$0.25
Diluted	$0.22
Pro forma:
Basic	$0.21
Diluted	$0.19

13. Income Taxes

The Company’s Indian subsidiary, KSIL, operates three software export units which, under the Indian Income Tax Act of 1961, are entitled to claim various tax holidays for a period of up to ten years with respect to its export profits. Substantially all of the earnings of KSIL are attributable to export profits and, therefore, are substantially exempt from Indian income taxes. The tax holidays on one of the units ended on March 31, 2005. The remainder of the tax holidays will remain in place until March 31, 2009, at which time the Company expects its effective tax rate to increase to approximately 37.0%. The effect of the income tax holidays was to reduce income tax expense for the three months ended March 31, 2006 and 2005 by approximately $1,309 and $2,416, respectively, and increase diluted income per share by $0.03 and $0.06, respectively.

14. Segment Information and Significant Customers

The Company operates one line of business—providing information management consulting services. The Company earns a significant portion of its revenues from a limited number of customers. During the three months ended March 31, 2006 and 2005, the Company’s largest customer, who is also a stockholder of the Company, accounted for 47.2% and 52.5%, respectively. The Company’s five largest customers accounted for 66.2% and 76.4% of net revenues during the three months ended March 31, 2006 and 2005, respectively.

15. New Accounting Standards

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 155, (“SFAS 155”), “Accounting for Certain Hybrid Instruments”. SFAS 155 is an amendment of SFAS 133 and 140 and allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that SFAS 155 will significantly impact its financial statements upon its adoption on January 1, 2007.

16. Subsequent Event

On March 9, 2006, the Company entered into a senior secured credit facility (“the LaSalle Credit Facility”) with LaSalle Bank National Association for $125 million which consisted of a $50 million term loan and a revolving loan of up to $75 million. The LaSalle Credit Facility includes a provision that allows for an increase of the revolving loan facility of up to $100 million, and on April 27, 2006, the Company elected to exercise its rights under this provision to increase the revolving loan facility to $100 million. The addition of $25 million to the Company’s revolving loan facility will be used for general corporate purposes. On April 27, 2006, the Company finalized the lenders to the loan syndication under the credit agreement with LaSalle Bank which include LaSalle Bank, HSBC Bank USA, Citibank, US Bank, National City Bank, Silicon Valley Bank and Wells Fargo Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global provider of information technology, or IT services. We combine technical expertise with deep industry knowledge to offer a broad suite of services, including management consulting, technology integration and development and outsourcing services through our global delivery model. We focus primarily on the financial services, consumer and industrial products industries and have an emerging presence in the communications and media and life sciences industries.

On March 9, 2006, we acquired 100% of the outstanding shares of Adjoined Consulting, Inc (“Adjoined”), a privately held IT consulting firm based in Miami, Florida. The aggregate purchase price paid to former Adjoined stockholders was $165.8 million, subject to certain adjustments, which consisted of cash in the amount of $95.4 million and 4,254,483 shares of our common stock at a price of $16.53 per share. Adjoined is an IT services provider to the financial services, consumer and industrial products, communications and media and life sciences industries. We believe this acquisition will enhance our competitive position in the IT services industry and facilitate the expansion of our service offerings. The acquisition was accounted for as a purchase with an effective date of March 1, 2006 for financial accounting and reporting purposes.

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payments” (“SFAS 123”), using the modified prospective application transition method. Before we adopted SFAS 123R, no share-based compensation cost was reflected in net income other than the compensation cost for options granted to non-employees, compensation costs for options granted at less than market value at date of grant and for restricted stock. For the three month period ending March 31, 2006, we recognized approximately $1.8 million in share-based compensation expense in accordance with SFAS 123R related to all share-based payments compared to $132,000 of expense in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” for the three month period ending March 31, 2005. Share-based compensation expense is included in cost of revenues, and selling, general and administrative expenses.

Revenues increased to $74.5 million, or 39.3% during the three months ended March 31, 2006, from $53.5 million for the three months ended March 31, 2005. Revenues increased in each core industry group we serve. Adjoined contributed $10.8 million in revenue in the first quarter of 2006. Revenues from both related parties and third parties have increased during the current year. As of January 1, 2006, Morgan Stanley, is no longer classified as a related party in our consolidated financial statements because they no longer have significant influence on management or our operating policies and, therefore, do not meet the definition of a related party as defined in SFAS 57, “Related Parties”.

The majority of our services continue to be provided to clients in North America. Approximately 91% of our revenues came from services performed in North America, 6% from India and Asia Pacific and 3% from Europe in the three months ended March 31, 2006. Excluding Adjoined, we added eleven new clients during the three months ended March 31, 2006, a record number of clients added in a single quarter. Adjoined’s client base included 119 active clients at the time of the acquisition, to which they have subsequently added eleven new clients during March of 2006, giving us a consolidated total of 199 active clients as of March 31, 2006, compared to 52 as of March 31, 2005.

Our income from operations decreased to $9.2 million, or 9.8%, during the three months ended March 31, 2006, from $10.2 million for the three months ended March 31, 2005. Income from operations decreased in the three month period ended March 31, 2006 due to an additional $1.8 million in share-based compensation costs relating to the the adoption of SFAS 123R, “Share-Based Payments” on January 1, 2006. As a percentage of revenues, income from operations decreased to 12.4% during the three months ended March 31, 2006, from 19.0% during the prior year comparative period. Our operating margin was lower during the three months ended March 31, 2006 primarily due to higher cash compensation, the inclusion of share-based compensation, and the impact of the Adjoined acquisition. We expect our operating margin to decline in the second quarter of 2006 due to scheduled salary increases, higher anticipated visa costs, and additional acquisition integration costs. We anticipate margin improvement by the third quarter of this year as visa and integration costs decline and we begin to realize the synergies of the Adjoined acquisition, in addition to gaining additional economies of scale on our selling, general and administrative expenses.

Net income decreased by $635,000, or $0.02 diluted earnings per share, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Net income was $8.2 million, or $0.22 diluted earnings per share, for the three months ended March 31, 2005 compared to $7.6 million, or $0.20 diluted earnings per share, for the three months ended March 31, 2006. Earnings per share of $0.20 for the three months ended March 31, 2006 included a $0.03 reduction for share-based compensation and a $0.01 reduction relating to the Adjoined activity in the current quarter.

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Revenues

Our revenues increased by $21.0 million, or 39.3%, from $53.5 million in the three months ended March 31, 2005 compared to $74.5 million in the three months ended March 31, 2006. Of the $21.0 million increase, $19.1 million, or 91.0%, resulted from increased sales to third parties, while related party sales increased by $1.9 million, or 9.0%. Adjusting third party and related party revenues in the three month period ended March 31, 2005 to include Morgan Stanley revenues as third party revenues resulted in a $13.9 million, or 66.0% increase in sales to third parties and a $7.1 million, or 34.0% increase in related party revenues in the three month period ended March 31, 2006 compared to the prior year comparable period ended March 31, 2005. Of the $21.0 million increase in revenues, $10.8 million relates to revenue growth as a result of the Adjoined acquisition in March 2006, $16.8 million resulted from increased billable hours as a result of hiring additional technical professionals, offset in part by an expected  $2.6 million decrease in bill rates due to an increase in the percentage of work delivered from India or from junior level staff, a $1.4 million decrease in utilization due to the ramp up of technical professionals in the first quarter of 2006 to meet future client demand for our services, and a $2.6 million decrease in product revenues as a result of the sale of our Australian security and connectivity business in 2005. Our actual bill rates are impacted by the type, size and duration of our engagements, and the skill level of our technical professionals. For instance, we typically charge higher rates on complex development projects and lower rates on maintenance projects.

Cost of revenues

Our cost of revenues increased by $13.9 million, or 49.5%, from $28.1 million in the three months ended March 31, 2005 to $42.0 million in the three months ended March 31, 2006. Of the $13.9 million increase in cost of  revenues, $7.3 million relates to the Adjoined acquisition in March 2006 which added 463 technical professionals to our delivery organization, $8.0 million relates to increased salary and headcount which added 1,612 technical professionals to our delivery organization during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. The size of our delivery organization increased from 3,534 technical professionals as of March 31, 2005 to 5,609 as of March 31, 2006. We recognized $780,000 as a result of the adoption of SFAS 123R “Share-Based Payment” on January 1, 2006, offset in part by an exchange rate gain of $124,000 due to an increase in the average exchange rate of the Indian rupee, and a $2.1 million decrease in product sales as a result of the sale of our Australian security and connectivity business in 2005.

Gross profit

Our gross profit increased by $7.1 million, or 28.0%, from $25.4 million in the three months ended March 31, 2005 to $32.5 million in the three months ended March 31, 2006. Our gross margin decreased from 47.5% in the three months ended March 31, 2005 to 43.6% in the three months ended March 31, 2006. Gross margins decreased primarily due to expected lower margins on the Adjoined business, relative to our historic margins, due to Adjoined’s on-shore business model, increased bench costs due to the ramp up of technical resources in the first quarter of 2006 to meet anticipated client demand, and increased share-based compensation associated with the adoption of  SFAS 123R  “Share-Based Payment” on January 1, 2006. We expect gross margin levels to decrease in the second quarter of 2006 due to scheduled salary increases and the impact of a full quarter of Adjoined activity.

Selling, general and administrative expenses

Sales and marketing expenses increased by $1.1 million, or 23.9%, from $4.6 million in the three months ended March 31, 2005 to $5.7 million in the three months ended March 31, 2006. This increase is primarily attributable to an increased investment in our business development operation. We increased the number of business development professionals during the first quarter of 2006, including those acquired in the Adjoined acquisition, to meet future revenue growth targets and manage our existing account relationships. We incurred $398,000 in share-based compensation expense due to the adoption of SFAS 123R, “Share-Based Payment”, on January 1, 2006. We continue to invest in selling and marketing programs which we believe promote both customer knowledge of the IT services we provide and contribute to our future revenue growth. As a percentage of revenue, sales and marketing expenses decreased from 8.6% in the three months ended March 31, 2005 to 7.7% in the three months ended March 31, 2006.

General and administrative expenses increased by $5.4 million, or 62.8%, from $8.6 million in the three months ended March 31, 2005 to $14.0 million in the three months ended March 31, 2006. The increase is attributable to a  $2.1 million increase as a result of the Adjoined acquisition on March 1, 2006, a $1.7 million increase in salaries and wages, a $638,000 increase in office and IT related expenses, a $507,000 increase in share-based compensation expense, a $245,000 increase in legal fees and a $228,000 in recruiting and hiring costs. Salaries and wages increased during the three months ended March 31, 2006 compared to the prior year comparable period, due to an increase in administrative staff to support our growing business. Office and IT related expenses increased as a result of our facility expansion in Hyderabad and Pune, India during the three months ended March 31, 2006 over the prior year period. We incurred additional share-based compensation expense due to the adoption of SFAS 123R, “Share-Based Payment”, on January 1, 2006. Our legal fees increased due to an increase in the volume of visa applications processed during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Visa costs are impacted by client project requirements and the growth of our business. As a percentage of revenue, general and administrative expenses increased from 16.1% in the three months ended March 31, 2005 to 18.8% in the three months ended March 31, 2006.

Depreciation and amortization

Depreciation and amortization increased by $1.6 million, or 84.2%, from $1.9 million in the three months ended March 31, 2005 to $3.5 million in the three months ended March 31, 2006. Of the $1.6 million increase, $996,000 was attributable to computer equipment, furniture and fixtures and equipment, and buildings at our Hyderabad, Pune and Chennai facilities, $77,000 was attributable to computer equipment, furniture and leasehold improvements at our Rosemont, Illinois and Jersey City, New Jersey facilities, and $479,000 was attributable to the Adjoined acquisition. Depreciation and amortization increased significantly in our Hyderabad and Pune facilities in the current year quarter as a result of the completion of certain phases of our facility expansion and the shift in occupancy from leased to owned office space.

Income from operations

Income from operations decreased by $1.0 million, or 9.8%, from $10.2 million in the three months ended March 31, 2005 to $9.2 million in the three months ended March 31, 2006. As a percentage of revenue, income from operations decreased from 19.1% in the three months ended March 31, 2005 to 12.3% in the three months ended March 31, 2006. Our income from operations decreased in the three month period ended March 31, 2006 primarily due to lower gross margin and higher selling, general and administrative costs as a percentage of revenue. Share-based compensation and the addition of Adjoined resulted in a reduction in operating margin of 4.5% in the three month period ended March 31, 2006. We expect operating margin  to decline in the second quarter of 2006 due to scheduled salary increases, higher anticipated visa costs, and additional acquisition integration costs. We anticipate margin improvement by the third quarter of this year as visa and integration costs decline, and we begin to realize the synergies of the Adjoined acquisition  as well as gain additional economies of scale on our selling, general and administrative expenses.

Other income and expense

Interest income increased $184,000, or 38.5%, from $478,000 in the three month period ended March 31, 2005 to $662,000 in the three months ended March 31, 2006, due to interest earned on our short-term investments. Interest expense increased $694,000, or from $7,000 in the three month period ended March 31, 2005 to $701,000 in the three months ended March 31, 2006 as a result of increased bank borrowings to fund the acquisition of Adjoined in March of 2006. Equity in earnings of affiliate increased $355,000, from $239,000 for the three months ended March 31, 2005 to $594,000 for the three months ended March 31, 2006, due to improved operating earnings of SSS Holdings Limited (SSS) in the three months ended March 31, 2006 from the prior year comparable period. Operating earnings for SSS improved due to revenue growth and utilization improvements, as most of the technical professionals hired during the first quarter of 2005 for specific large projects have now become billable under these projects during the first quarter of 2006. Foreign currency exchange gain increased by $294,000, from a foreign currency loss of $139,000 in the three months ended March 31, 2005 to a foreign currency gain of $155,000 in the three months ended March 31, 2006 as a result of exchange rate fluctuations in the currencies of the countries in which we operate.

 Provision for income taxes

Our provision for income taxes decreased $138,000, or 5.5%, from $2.5 million in the three months ended March 31, 2005 to $2.4 million in the three months ended March 31, 2006. Our effective tax rate was 24.0% for the three months ended March 31, 2006, compared to 23.6% for the three months ended March 31, 2005. Our effective tax rate increased in the period-over-period comparison due to the expiration of a portion of our tax holiday in India on March 31, 2005 and due to a change in the regional distribution of our earnings.

Net income

Net income decreased by $635,000, or 7.7%, from $8.2 million in the three months ended March 31, 2005 to $7.6 million in the three months ended March 31, 2006. As a percentage of revenue, net income decreased from 15.3% in the three months ended March 31, 2005 to 10.2% in the three months ended March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2006, we had $79.9 million in cash and investments compared to $74.4 million as of December 31, 2005. Of the $79.9 million, we had $24.6 million in cash, and $55.3 million in short-term investments. Of the $24.6 million cash balance as of March 31, 2006, $16.0 million was held in accounts in North America, $5.6 million was held in accounts in Asia Pacific, $1.1 million was held in accounts in India, and $1.9 million was held in accounts in Europe. Of the $74.4 million at December 31, 2005, we had $19.5 million in cash, and $54.9 million in short-term investments. Of the $19.5 million cash balance as of December 31, 2005, $11.3 million was held in accounts in North America, $4.5 million was held in accounts in Asia Pacific, $2.5 million was held in accounts in India, and $1.2 million was held in accounts in Europe. The funds held at locations outside of the United States are for future operating expenses, and we have no intention of repatriating those funds. We are not, however, restricted from repatriating those funds back to the United States, if necessary. While we expect that cash generated by our Indian subsidiary will be reinvested in India to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments would be subject to an Indian dividend distribution tax of approximately 14.0%.

Operating activities resulted in a source of funds of $14.6 million during the three month period ended March 31, 2006 as compared to a use of funds of $9.4 million during the three month period ended March 31, 2005. Net cash provided by operating activities in the three month period ended March 31, 2006 was primarily attributable to net income net of non-cash adjustments of $12.3 million, a $7.6 million decrease in accounts receivable, offset by a decrease of  $5.9 million in certain other current liabilities. Accounts receivable increased by $7.6 million due to organic and acquisition driven revenue growth in the three month period ended March 31, 2006, compared to the prior year comparable period, an improvement in DSO and the timing of customer cash receipts. Other current liabilities decreased by $5.9 million as a result of a $4.1 million loan payoff relating to the Adjoined acquisition, a $2.6 million payment relating to variable compensation payments, offset in part by a $1.5 million underwriting fee accrual relating to the Adjoined acquisition.

The non-cash items consisted primarily of depreciation and amortization, loss on the sale of fixed assets, and non-cash stock compensation expense offset by equity in earnings of affiliate. Earnings from our affiliate, SSS, are reflected in non-cash items as a use of cash in the operating activities section of the statement of cash flows. Dividends received from SSS are reflected as an investing activity.

Net cash used in operating activities in the three months ended March 31, 2005 was attributable to $10.0 million in net income net of non-cash adjustments, a $3.1 million decrease in other assets, offset in part by a $12.2 million increase in accounts receivable, and a $10.2 million decrease in other current liabilities. Other assets decreased by $3.1 million primarily due to a decrease in our U.S. federal tax receivable as a result of accruing an additional tax provision in the three month period ended March 31, 2005. Accounts receivable increased by $12.2 million due to increased revenues in the three month period ended March 31, 2005 and the timing of customer receipts. Our current liabilities decreased $10.2 million due to the payment of $7.7 million in bonus payments and a $1.5 million decrease in customer advances relating to one of our largest clients.

Net cash used in investing activities was $108.4 million during the three month period ended March 31, 2006 as compared to $8.9 million in the three month period ended March 31, 2005. On March 9, 2006, we acquired Adjoined Consulting, Inc. for a purchase price which included 4,254,483 shares of our common stock plus a net cash payment of $88.3 million which consisted of cash in the amount of $95.4 million  plus $2.5 million in acquisition costs paid, $650,000 in contingent consideration payable to a company previously acquired by Adjoined, less $10.0 million cash received as a result of the acquisition and $269,000 in imputed interest to adjust for the cost of acquiring Adjoined effective March 1, 2006 for purchase accounting purposes and paying the net proceeds to the former shareholders of Adjoined on March 9, 2006. We paid additional consideration of $597,000 to former shareholders of Accurum, Inc. as a result of meeting certain sales targets relating to the Accurum, Inc. acquisition in the first quarter of 2005.

Net cash used in investing activities was $8.9 million for the three months ended March 31, 2005. On March 2, 2005, we acquired Accurum, Inc. for a purchase price consisting of a $5.0 million closing payment, subject to certain adjustments, plus contingent payments of up to $7.0 million payable upon the achievement of certain performance targets. The $5.0 million closing payment is net of $232,000 in acquisition costs paid and $294,000 of cash received as a result of the acquisition. We used $19.1 million of cash in the three months ended March 31, 2006 and $3.8 million of cash in the three months ended March 31, 2005 to purchase property and equipment primarily for the Hyderabad and Pune, India facilities. We purchased short and long-term investments for $372,000 and $218,000 in the three month ended March 31, 2006 and 2005, respectively, with the reinvestment of interest income.

Net cash provided by financing activities was $98.8 million during the three month period ended March 31, 2006 as compared to $1.4 million in the three month period ended March 31, 2005. We borrowed $98.0 million from our senior secured credit facility with LaSalle Bank National Association to fund the Adjoined acquisition. Stock option exercises provided $684,000 in the three month period ended March 31, 2006 and $1.4 million in the prior year comparable period. Proceeds from the employee stock purchase plan contributed $164,000 in the three month period ended March 31, 2006.

The effects of exchange rates on cash was an increase of $20,000 in the three month period ended March 31, 2006 and $33,000 in the three month period ended March 31, 2005.

On March 9, 2006, we entered into a senior secured credit facility (“the LaSalle Credit Facility”) for $125 million with LaSalle Bank and certain financial institutions that are or may from time to time become parties thereto as lenders. The LaSalle Credit Facility provides for a $50 million term loan, and a revolving credit facility of up to $75 million, with a provision that allows for an increase of the revolving credit facility of up to $100 million, which includes a subfacility for letters of credit. Our obligations under the LaSalle Credit Facility are guaranteed by our material United States subsidiaries. Our obligations under the LaSalle Credit Facility, and our subsidiaries’ guaranty obligations, are secured by substantially all of our assets, and such subsidiaries’ assets. Loans outstanding under the LaSalle Credit Facility bear interest at the LIBOR rate or, at our option, the prime rate, in each case, plus an applicable margin based on our total leverage ratio. The LaSalle Credit Facility contains limitations on our ability to dispose of assets, incur indebtedness, create liens, make certain investments, pay dividends and merge or consolidate. The LaSalle Credit Facility also contains financial statement reporting obligations and requires us to maintain certain financial covenants, including (i) a maximum total leverage ratio of 2.25 to 1, (ii) a minimum fixed charge coverage ratio of 1.25 to 1 for any fiscal quarter ending June 30, 2006 through December 31, 2006, and 1.50 to 1 for any fiscal quarter thereafter and (iii) a minimum asset coverage ratio of 1 to 1 from March 31, 2006 through December 31, 2006 and 1.25 to 1 thereafter. As of March 31, 2006, we were in compliance with the covenants contained in the LaSalle Credit Facility agreement. We believe that our credit facility provides sufficient flexibility so that we will be able to remain in compliance with its terms.

As a result of establishing the LaSalle Credit Facility, on March 9, 2006 we terminated the credit facility with Silicon Valley Bank. The letters of credit outstanding for $2.5 million in this facility were transferred to the LaSalle Credit Facility on this same date. The $2.5 million in letters of credit are required for our office leases in Rosemont, Illinois and New York, New York in lieu of security deposits. As part of the Adjoined acquisition, we acquired $3.2 million in letters of credit outstanding with Wachovia bank, $1.5 million in letters of credit outstanding with Northern Trust bank, and $281,000 with PNC Bank, which were also transferred on March 9, 2006 to the LaSalle Credit Facility.

On April 27, 2006, the Company elected to increase the revolving loan facility to $100 million.  The addition of $25 million to the Company’s revolving loan facility will be used for general corporate purposes.  On April 27, 2006, the Company has finalized the lenders to the loan syndication under the credit facility with LaSalle Bank which include LaSalle Bank, HSBC Bank USA, Citibank, US Bank, National City Bank, Silicon Valley Bank and Wells Fargo Bank.

Our Indian subsidiary, KSIL, has a credit facility with Citibank India for 130.5 million rupees or approximately $2.9 million that matures in December 2006, and with the Hongkong and Shanghai Banking Corporation Limited  in India (“HSBC India”) for 40 million rupees, or approximately $900,000, that matures in September 2006. Both credit facilities provide for bank guarantees and letters of credit in foreign currency. As of March 31, 2006, KSIL had a bank guarantee of 43.5 million rupees, or approximately $975,000, outstanding and 1.3 million rupees, or approximately $29,000, in open letters of credit with Citibank India. As of March 31, 2006, KSIL had a bank guarantee of  2.2 million rupees, or approximately $50,000, outstanding with HSBC India, and no open letters of credit. KSIL has an International Foreign Exchange Master Agreement (“IFEMA”) with HSBC India to provide a foreign exchange facility of 500 million rupees or approximately $11.3 million to hedge trade related foreign exchange exposure. As of March 31, 2006, KSIL had approximately $10.0 million in foreign exchange contracts covered by this facility. KSIL’s foreign exchange facility is unsecured and contains provisions that require prior approval by HSBC India in order for KSIL to change its capital structure, make certain investments and incur additional debt. This facility also imposes restrictions on dividend payments and net working capital. We are in the process of consolidating all international banking facilities by the third quarter of 2006.

We expect to continue our facilities expansion program in India and expect our capital spending for the full year 2006 to be approximately $50.0 million, relating primarily to the construction of our new delivery center in Hyderabad, India, and the expansion of our delivery centers in Pune, and Chennai, India.

We own and lease space for our employees in Hyderabad, India. Construction of our Hyderabad facility started in April 2005 and during the first quarter of 2006 we completed phase one of this project. Completion of phase one has provided seating capacity for an additional 2,000 associates. We are beginning to move our employees into our owned office space and expect this transition to be completed by the second quarter of 2006. Phase two of the Hyderabad, India construction project is expected to be completed during the first quarter of 2007. Some of our existing leases have expired or are scheduled to expire during the second quarter of 2006. We plan to renew some of the lease agreements in Hyderabad to expand existing capacity and to meet expected client demands for our services. Although we have not fully realized the benefit of moving from leased to owned space during the first quarter of 2006, we believe that the transfer of employees from leased space to our new facility in Hyderabad will result in a net reduction in expenses of approximately $770,000 per year. This net reduction will result from reduced general and administrative expenses of approximately $1.1 million per year partially offset by an increase in depreciation of approximately $357,000 per year.

In August 2004, we entered into an agreement to acquire the real estate for our new delivery center in Hyderabad, India from an Indian government entity. At this time, we are not required to make payment for the real estate. Under the terms of the agreement, we must invest approximately $11 million in our Hyderabad delivery center and employ at least 3,000 persons at the center in order to acquire title to the real estate. We are only required to make payment to the seller to the extent we employ fewer than 3,000 persons at the delivery center by August 2011. The amount we will be required to pay, if any, will be in direct proportion to $975,000 based on the number of employees at August 2011, if less than 3,000. For example, if we only employ 2,000 persons at the new delivery center in August 2011, we will be required to pay the seller $325,000. In November 2004, we provided a bank guarantee of $975,000 toward the purchase price for the real estate. The bank guarantee will be revised in 2006, and each year thereafter, based upon the number of employees actually employed at the new delivery center in proportion to our commitment to hire at least 3,000 employees at the new delivery center.

In March 2006, we completed the purchase of 25.39 acres of real estate in Chennai, India from Mahindra Industrial Park Ltd (“MIPL”). This real estate has been granted Special Economic Zone status, which provides certain corporate and sales tax exemptions upon the fulfillment of certain export obligations. The final purchase price for this land was $1.3 million. During the second quarter of 2005, we paid $1.4 million, which represented 85% of the total lease charges for 30 acres of real estate. We received a refund of $132,000 for the difference between the final and preliminary purchase price from the seller in the first quarter of 2006. In the first quarter of 2006, we also signed a letter of intent to enter into a lease agreement in Chennai, India, pending the successful completion of a legal due diligence review. This additional office space in Chennai, India will provide us with expanded capacity to meet existing and future demand for our services. We expect to sign the final lease agreement in the second quarter of 2006 and expect to complete the build-out and occupy the facility by the third quarter of 2006.

On October 19, 2005, KSIL acquired 100% of the outstanding shares of Pune Software Park Private Limited (“PSP Corporation”) for a purchase price of 170 million rupees, or approximately $3.8 million. PSP Corporation owns a technology park and development center in Pune, India which is occupied and leased primarily to KSIL. We believe our strategic decision to purchase rather than lease this facility will result in future cost savings and increase capacity for future growth. Approximately $283,000 of the closing payment is held in an escrow account to satisfy certain indemnification obligations of the sellers that may arise under the purchase agreement. The Company has accounted for this acquisition as a purchase transaction in the fourth quarter of 2005.

Based upon our current level of operations, together with our current cash and investment balances and available credit facility, we expect that our cash flow will be adequate to meet our anticipated needs for at least two years.

Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases(1)	27,820	6,366	5,722	3,766	11,966
Purchase obligations(2)	9,836	9,836	—	—	—
Long-term debt obligations(3)	98,000	5,000	20,000	73,000	—

(1)             Our obligations under our operating leases consist of payments related to our real estate leases.

(2)             Our purchase obligations consist of payments related to our facility expansion programs in Pune and Hyderabad, India.

(3)    Our long-term debt obligations consist of payments made to LaSalle Bank on our outstanding term and revolving credit loans.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 155 (“SFAS 155”), “Accounting for Certain Hybrid Instruments”. SFAS 155 is an amendment of SFAS 133 and 140 and allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that SFAS 155 will significantly impact its financial statements upon its adoption on January 1, 2007.

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often are proceeded by words such as “believes,” “expects,” “may,” “anticipates,” “plans,” “intends,” “assumes,” “will,” or similar expressions. Forward-looking statements reflect management’s current expectations as of the date of this report and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Some of the factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include the “Risk Factors” described in Part II, Item IA of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk during the normal course of business from changes in interest rates and foreign currency exchange rates. We manage exposure to these risks through a combination of normal operating and financing activities and derivative financial instruments in the form of foreign currency forward exchange contracts.

Foreign Currency Risk

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

Our most significant foreign currency exchange rate exposure relates to fluctuations in the Indian rupee. Our foreign currency exchange management policy authorizes us to hedge our exposure to the Indian rupee to offset the effect of changes in the exchange rate. Pursuant to this policy, we entered into several forward contracts during 2005 and in the first quarter of 2006, to hedge foreign currency exchange exposure between the Indian rupee and the U.S. dollar. As of March 31, 2006, we had foreign currency contracts representing an aggregate amount of $10.0 million outstanding with maturity dates ranging from April 2006 through December 2006. Our subsidiary, Kanbay Software (India) Private Limited (“KSIL”) has an International Foreign Exchange Master Agreement (“IFEMA”) with the Hong Kong and Shanghai Banking Corporation Limited in India (“HSBC India”) to provide a foreign exchange facility of approximately $11.3 million to hedge trade related foreign exchange exposure. Foreign exchange contracts covered by this facility may only be entered into to cover trade related exchange exposure incurred in the normal course of business. KSIL’s foreign exchange facility is unsecured and contains provisions which require prior approval by HSBC India on changes to KSIL’s capital structure, making certain investments, and incurring additional debt. In addition, the facility imposes restrictions on dividend payments and net working capital. We have performed a quantitative analysis of our currency rate exposure to the Indian rupee as of March 31, 2006. Based on our current cost structure, a 10% appreciation in the Indian rupee against the U.S. dollar would result in a reduction in other income of approximately $1.5 million based on our current operations. We do not enter into derivative instruments for trading purposes.

Interest Rate Risk

In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations. We had $98.0 million outstanding at March 31, 2006 under our senior secured credit facility with LaSalle Bank National Association (“the LaSalle Credit Facility”). Loans outstanding under the LaSalle Credit Facility bear interest at the LIBOR rate, or at the Company’s option, the Prime rate, in each case, plus an applicable margin based on our total leverage ratio. Changes in market interest rates on LIBOR or Prime affect our results of operations. Based on our current debt capitalization, a 10% appreciation in market interest rates would cause annualized interest expense to increase by approximately $636,000.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.

As of March 31, 2006, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, have concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner, and that material information relating to the Company is made known to senior management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in internal control.

As of March 31, 2006, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Our business, financial condition or operating results may suffer if any of the following risks is realized. Additional risks and uncertainties not currently known to us may also adversely affect our business, financial condition or operating results.

RISKS RELATED TO OUR BUSINESS

Our revenues are highly dependent on a small number of clients, including a single client from whom we receive close to 50% of our revenues and which is also our largest stockholder, and the loss of any one of our major clients could significantly impact our business.

HSBC, which is our largest client and the parent of our largest stockholder, accounted for 47.2% of revenues in the three month period ended March 31, 2006, and 53.1%, 55.6% and 53.2% of our total revenues in the years ended December 31, 2005, 2004 and 2003. Our five largest clients together accounted for 66.2% of our revenues in the three month period ended March 31, 2006, and 75.6%, 80.4% and 80.7% of our total revenues in the years ended December 31, 2005, 2004 and 2003.

A significant or prolonged economic downturn in, increased regulation of and restrictions imposed on the industries in which we operate may result in our clients reducing or postponing spending on the services we offer.

A significant portion of our revenues is derived from North American clients. For the three month period ended March 31, 2006, and the years ended December 31, 2005, 2004 and 2003, approximately 91%, 89%, 86% and 82% of our revenues were derived from North America. If economic conditions weaken, particularly in the U.S., our clients may reduce or postpone their IT spending significantly, which may in turn lower the demand for our services and negatively affect our revenues and profitability.

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

Our clients’ unexpected financial insolvency.   Although a due diligence review is performed by us prior to taking on a new customer and periodically throughout the customer’s life cycle, we have no assurance that our customers will be able to pay for our services if they experience a significant, unfavorable future event which affects their future paying ability.

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

We spent approximately $19.1 million, in the three month period ended March 31, 2006, $32.7 million in 2004 and 2005 and have plans to spend an additional $30.9 in 2006 on the facility expansion program in India. Our facility expansion program is based on the assumption that our business will continue to grow at levels consistent with our business plan. If our business does not grow proportionately with our facility expansion program, or if we face cost overruns or project delays in connection with these facilities, our capital investment may affect the future profitability of our business.

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

RISKS RELATED TO THE ACQUISITION OF ADJOINED CONSULTING, INC.

There are risks that the Adjoined acquisition could disrupt our business and harm our financial condition. These risks include:

•                  problems with integrating Adjoined’s operations and technologies with our business;

•                  distraction and diversion of management time and attention from our existing core business;

•                  need for financial resources beyond our planned investment;

•                  inability to retain business relationships with Adjoined’s customers; and

•                  inability to retain key employees of Adjoined.

A failure to deal effectively with these risks could cause our business and financial results to deteriorate, leading to possible lower earnings, future impairment of goodwill and other intangible assets, and a loss of market value in our shares.

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

Terrorist attacks, such as the attacks of September 11, 2001 in the United States, and other acts of violence or war, such as a conflict between India and Pakistan, have the potential to directly impact our clients and the Indian and global economy by making travel more difficult, interrupting lines of communication and effectively curtailing our ability to deliver our services to our clients.

Disruptions in telecommunications or severe weather conditions could harm our global delivery model, which could result in client dissatisfaction and a reduction of our revenues.

A significant element of our business strategy is to continue to leverage and expand our delivery centers in Hyderabad, Pune, and Chennai, India. In particular, our delivery centers in India accounted for approximately 47.4% of our revenues for the three month period ended March 31, 2006, and 52.0% and 51.7% of our revenues for the years ended December 31, 2005 and 2004. Any significant loss in our ability to communicate, or in our employees’ ability to travel to our delivery centers as a result of floods or other severe weather conditions, could result in a disruption in business, which could hinder our performance or our ability to complete client projects on time.

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

The exchange rate between the Indian rupee and the U.S. dollar has changed substantially in recent years and may fluctuate substantially in the future. An appreciation of the Indian rupee against the U.S. dollar may have a material adverse effect on our cost of revenues, gross profit margin and net income, which may in turn have a negative impact on our business, operating results and financial condition. Specifically, based on our current cost structure, a 1% appreciation of the Indian rupee against the U.S. dollar would cause our gross profit margin to decrease by 27 basis points and our operating profit margin to decline by 1.9%.

Interest rate fluctuations will affect our operating results.

In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations. We had $98.0 million outstanding at March 31, 2006, under our senior secured credit facility with LaSalle Bank National Association (“the LaSalle Credit Facility”). Loans outstanding under the LaSalle Credit Facility bear interest at the LIBOR rate, or at the Company’s option the Prime rate, in each case, plus an applicable margin based on our total leverage ratio. Changes in market interest rates on LIBOR or Prime affect our results of operations. Based on our current debt capitalization, a 25 basis point increase in market interest rates would cause our pretax income to decrease by 67 basis points.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 9, 2006, we acquired Adjoined Consulting, Inc. for an aggregate purchase price of $165.8 million, subject to certain adjustments, which consisted of cash in the amount of $95.4 million and 4,254,483 shares of our common stock at a price of $16.53 per share. On March 9, 2006, we entered into a registration rights agreement with certain former stockholders of Adjoined pursuant to which we agreed to register for resale the shares of our common stock issued to them in connection with the acquisition. Under the registration rights agreement, such stockholders are not permitted to sell or otherwise dispose of (i) any shares of our common stock acquired during the 90-day period immediately following the date the registration statement is declared effective by the Securities and Exchange Commission and (ii) more than 50% of any shares of our common stock during the succeeding 90-day period commencing 90 days after the registration statement is declared effective by the Securities and Exchange Commission. We will not receive any proceeds from the sale of stock by the former Adjoined stockholders.

On July 24, 2004, we completed our initial public offering of shares of our common stock. In connection with our initial public offering, we offered and sold 5,362,500 shares of our common stock and Household Investment Funding, Inc. (HIFI) offered and sold 1,787,500 shares of our common stock at a price of $13.00 per share. The aggregate price of the shares sold in our initial public offering was $106.9 million. Our portion of the net proceeds from the initial public offering was $60.4 million. In connection with the initial public offering, we paid underwriting discounts and commissions of $4.9 million and offering expenses of $4.5 million. We did not receive any proceeds from the sale of the 1,787,500 shares sold by HIFI. As of March 31, 2006, we have spent all of the proceeds received from the initial public offering. We spent $48.0 million of the net proceeds on the construction of a new delivery center in Hyderabad, India, the expansion of our delivery center in Pune, India and the purchase of land in Chennai, India. We spent $8.6 million in connection with the acquisition of 100% of the outstanding shares of Accurum, Inc., of which $5.0 million was the purchase price and $3.6 million was contingent consideration based on sales and performance targets. We also spent 170 million rupees, or approximately $3.8 million, in connection with the acquisition of 100% of the outstanding shares of Pune Software Park Private Limited (“PSP Corporation”), which owned two of the buildings we formerly leased in Pune.

Based upon our current level of operations, together with our current cash and investment balances, and available credit facility, we expect that our cash flow will be adequate to meet our anticipated needs for at least two years.

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

KANBAY INTERNATIONAL, INC.

Date: May 10, 2006	By: /s/ Raymond J. Spencer
Raymond J. Spencer
Chairman of the Board and Chief Executive Officer
(Principal executive officer)

Date: May 10, 2006	By: /s/ William F. Weissman
William F. Weissman
Executive Vice President, Chief Financial Officer
and Secretary
(Principal financial and accounting officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	.