Form 10-Q
period 2006-06-30
KANBAY INTERNATIONAL INC
filed 2006-08-09
CIK 1125011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ending June 30, 2006

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

Yes: ☐     No: ☒

As of August 7, 2006, the Registrant had 40,081,298 shares of Common Stock, $0.001 par value per share, outstanding.

KANBAY INTERNATIONAL, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Kanbay International, Inc.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,138	$19,520
Short term investments, held to maturity at amortized cost	44,853	54,918
Accounts receivable—related parties	22,499	34,063
Accounts receivable—third parties	52,498	17,708
Employee and other receivables	1,733	1,571
Deferred income taxes	2,968	1,781
Prepaid expenses and other	8,786	10,308

Total current assets	158,475	139,869
Property and equipment (at cost):
Land and buildings	33,553	23,213
Computer equipment	27,782	20,312
Computer software	9,023	7,586
Furniture and fixtures	18,358	9,749
Leasehold improvements	6,890	4,872
	95,606	65,732
Less accumulated depreciation	26,614	19,987
	68,992	45,745
Investment in affiliate	24,159	22,567
Goodwill	157,807	6,269
Other intangibles, net	10,703	3,026
Other assets	3,391	—
Total assets	$423,527	$217,476
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,906	$3,878
Amounts due to subcontractors	1,893	1,176
Current portion of long-term debt	6,250	—
Deferred revenue	3,190	1,448
Customer deposit	6	7
Accrued liabilities	28,379	21,729
Total current liabilities	48,624	28,238
Long-term debt	90,500	—
Deferred income taxes	1,103	1,122
Total liabilities	140,227	29,360

Stockholders’ equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common Stock, par value $0.001 per share, 200,000,000 shares authorized, 39,909,211 and 34,794,163 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	40	35
Additional paid-in capital	214,151	135,208
Retained earnings	64,653	49,694
Cumulative foreign currency translation adjustments	4,456	3,179
Total stockholders’ equity	283,300	188,116
Total liabilities and stockholders’ equity	$423,527	$217,476

See accompanying notes to the unaudited consolidated financial statements.

Kanbay International, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands except per share amounts)

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Net revenues—third parties	$67,668	$21,719	$106,946	$41,939
Net revenues—related parties	38,163	35,299	73,340	68,539
Total revenues	105,831	57,018	180,286	110,478
Cost of revenues	63,267	30,729	105,262	58,826
Gross profit	42,564	26,289	75,024	51,652
Sales and marketing expenses	7,150	4,574	12,860	9,214
General and administrative expenses	21,045	10,557	35,024	19,166
Total selling, general and administrative expenses	28,195	15,131	47,884	28,380

Depreciation and amortization	3,633	2,133	7,151	4,041
Loss on sale of fixed assets	1	189	15	229
Income from operations	10,735	8,836	19,974	19,002
Other income (expense):
Interest expense	(1,598)	(4)	(2,299)	(11)
Interest income	695	483	1,357	961
Foreign exchange gain (loss)	34	(188)	189	(327)
Equity in earnings of affiliate	587	438	1,181	677
Gain on sale of net assets	—	270	—	270
Other, net	64	1	79	1
	(218)	1,000	507	1,571
Income before income taxes	10,517	9,836	20,481	20,573
Income tax expense	3,130	2,558	5,522	5,088
Net Income	7,387	7,278	14,959	15,485

Income per share of common stock:
Basic	$0.19	$0.21	$0.39	$0.46
Diluted	$0.18	$0.19	$0.37	$0.41

See accompanying notes to the unaudited consolidated financial statements.

Kanbay International, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Six months ended June 30
	2006	2005
OPERATING ACTIVITIES
Net income	$14,959	$15,485
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,151	4,041
Loss on sale of fixed assets	15	229
Gain on sale of net assets	—	(270)
Stock compensation expense	3,873	203
Equity in earnings of affiliate	(1,181)	(677)
Changes in operating assets and liabilities:
Accounts receivable	(6,164)	(14,137)
Other current assets	3,975	(2,640)
Accounts payable	591	(425)
Other current liabilities	(5,890)	(4,209)
Net cash provided by (used in) operating activities	17,329	(2,400)
INVESTING ACTIVITIES
Additions to property and equipment	(26,709)	(13,407)
Proceeds from sale of fixed assets	41	—
Proceeds from sale of net assets, net of costs	—	351
Purchase of software license	(3,200)	—
Purchase of businesses, net of cash acquired and common stock issued	(90,740)	(6,097)
Purchase of short term investments	(354,036)	(932)
Maturity of short term investments	364,100	11,400
Dividends received from affililate	859	975
Net cash used in investing activities	(109,685)	(7,710)
FINANCING ACTIVITIES
Proceeds from net issuance of long-term debt	98,000	—
Payment of long-term debt	(1,250)	—
Proceeds from exercise of stock options	1,202	2,105
Proceeds from employee stock purchase plan	164	—
Net cash provided by financing activities	98,116	2,105
Effect of exchange rates on cash	(142)	40
Increase (decrease) in cash and cash equivalents	5,618	(7,965)
Cash and cash equivalents at beginning of period	19,520	29,126
Cash and cash equivalents at end of period	$25,138	$21,161

See accompanying notes to unaudited consolidated financial statements.

Kanbay International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three and Six months ended June 30, 2006 and 2005
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

2. Basis of Presentation

The unaudited consolidated financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Certain amounts in the prior year financial statements have been reclassified to conform to the 2006 presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Prior to January 1, 2006, the Company classified HSBC and Morgan Stanley as related parties for accounting and financial reporting purposes based on their percentage of common stock ownership and other factors as specified in Statement of Financial Accounting Standards (“SFAS”) No. 57 “Related Parties”. Effective January 1, 2006, Morgan Stanley is no longer classified as a related party in the Company’s consolidated financial statements because they no longer have significant influence on the Company’s management or their operating policies and, therefore, no longer meet the definition of a related party as defined in SFAS No. 57.  Morgan Stanley is included in “Accounts Receivable-Related Parties” in the December 31, 2005 Consolidated Balance Sheet and in “Net Revenues-Related Parties” in the Consolidated Statements of Income for the three and six month periods ended June 30, 2005.  In the 2006 presentation, Morgan Stanley is included in “Accounts Receivable-Third Parties” in the June 30, 2006 Consolidated Balance Sheet and in “Net Revenues-Third Parties” in the Consolidated Statements of Income for the three and six month periods ended June 30, 2006.

3. Investment in Affiliate

The Company accounts for its 48.90% interest in SSS Holdings Limited (“SSS”), a UK company, under the equity method of accounting. Under the equity method of accounting, the Company’s share of income or loss of SSS is recorded as “equity in earnings of affiliate” in the consolidated statements of income. Changes in the carrying value of SSS consist of the following:

	Six months ended June 30 2006	Twelve months ended December 31 2005
Carrying value in SSS at beginning of period	$22,567	$25,094
Equity in earnings of SSS	1,181	1,485
Cash dividend received from SSS	(859)	(1,358)
Foreign currency translation adjustments	1,234	(2,684)
Change in ownership percentage and other	36	30

Carrying value in SSS at end of period	$24,159	$22,567

Unaudited condensed results of operations of SSS are summarized below. All amounts are presented in accordance with accounting principles generally accepted in the United States. The revenues and expenses of SSS have been translated at weighted-average exchange rates.

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Net revenues	$15,591	$15,172	$31,464	$29,897
Gross profit	5,926	5,422	12,259	10,716
Operating expenses	4,458	4,559	9,070	9,435
Net income	1,201	893	2,416	1,382

4. Acquisitions

On March 9, 2006, the Company acquired 100% of the outstanding shares of Adjoined Consulting, Inc. (“Adjoined”), a privately held IT consulting firm based in Miami, Florida. The aggregate purchase price paid to former Adjoined stockholders was $165,760, subject to certain adjustments, which consisted of cash in the amount of $95,433 and 4,254,483 shares of our common stock at a price of $16.53 per share.  The cash portion of the purchase price was financed through the Company’s senior secured credit facility with LaSalle Bank.  Adjoined is an IT services provider to the financial services, consumer and industrial products, communications and media and life sciences industries. The Company believes the acquisition will enhance its competitive position in the IT services industry and facilitate the expansion of its service offerings. The acquisition was accounted for as a purchase with an effective date of March 1, 2006 for financial accounting and reporting purposes. The results of Adjoined have been included in the Company’s consolidated financial statements since the effective date of the acquisition. The net purchase price, including acquisition costs paid, net of $9,959 cash acquired, was allocated to assets acquired and liabilities assumed as follows:

Current assets	$20,558
Property and equipment	2,968
Other assets	245
Goodwill	148,538
Other intangibles	8,453
Liabilities assumed	(22,696)
Net purchase price	$158,066

The net purchase price has been adjusted from $158,628 as of March 31, 2006 to $158,066 as of June 30, 2006 due to additional professional and legal fees of $88 and a reduction of $(650) in contingent liabilities as a result of the Company negotiating a final contingent payment during the second quarter of 2006 relating to earn-out consideration owed to an entity previously acquired by Adjoined.  The Company agreed to a final payment for the contingent liability of $8,800 which consisted of a cash payment of $5,104 and 240,469 shares of  the Company’s common stock at a price of $15.37.  During the second quarter of 2006, a valuation of the intangible assets of Adjoined was performed by a third party which resulted in an adjustment to goodwill to recognize the fair value of the other intangible assets acquired, which included customer lists, pipeline and backlog commitments, and non-compete agreements. As of June 30, 2006, the net purchase price allocation remains preliminary pending agreement of the working capital adjustment provided for in the acquisition agreement. The Company anticipates finalizing the net purchase price allocation in the third quarter 2006.

 Unaudited pro forma results of operations data as if the Adjoined acquisition had occurred as of January 1, 2006 and January 1, 2005 are as follows:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Pro forma revenues	$105,831	$82,061	$201,469	$154,446
Pro forma income from operations	10,735	11,107	18,865	22,451
Pro forma net income	7,387	8,972	14,067	17,806

Pro forma basic earnings per share	0.19	0.24	0.37	0.47
Pro forma diluted earnings per share	0.18	0.22	0.35	0.43

On March 2, 2005, the Company acquired 100% of the outstanding shares of Accurum, Inc. (“Accurum”) for a $5,000 closing payment, subject to certain adjustments. Accurum is an IT services provider to the capital markets industry. The acquisition was accounted for as a purchase and the results of Accurum have been included in the Company’s consolidated financial statements since the date of acquisition. The final net purchase price, including acquisition costs paid, net of $294 cash acquired, was allocated to assets acquired and liabilities assumed as follows:

Current assets	$2,961
Property and equipment	424
Other assets	336
Goodwill	8,282
Other intangibles	3,340
Liabilities assumed	(4,714)
Net purchase price	$10,629

The net purchase price has been adjusted from $4,938 as of March 31, 2005 to $10,629 as of June 30, 2006 due to a payment of $3,000 for meeting certain sales targets, a payment of $3,000 for achievement of certain gross margin targets during the fifteen-month post acquisition period, a $(383) working capital adjustment in accordance with the terms of the stock purchase agreement and an additional $74 in legal and other professional service fees relating to the acquisition.   A valuation of the intangible assets of Accurum was performed by a third party during 2005 which resulted in an adjustment to goodwill to recognize the fair value of the other intangible assets acquired, which includes a customer list and non-compete agreements.

On October 19, 2005, the Company’s Indian subsidiary, Kanbay Software (India) Private Limited (“KSIL”), acquired 100% of the outstanding shares of Pune Software Park Private Limited (“PSP Corporation”) for 170,000 rupees or approximately $3,761. PSP Corporation owned a technology park and development center in Pune, India which was occupied and leased primarily to KSIL. Approximately $283 of the purchase price is held in an escrow account to satisfy indemnification obligations of the sellers that may arise under the purchase agreement. The acquisition was accounted for as a purchase and the results of PSP Corporation have been included in the Company’s consolidated financial statements since the date of acquisition. The net purchase price, including acquisition costs paid, net of $7 cash acquired, was allocated to assets and liabilities assumed as follows:

Current assets	$1,202
Property and equipment	3,750
Goodwill	987
Other intangibles	48
Liabilities assumed	(2,216)
Net purchase price	$3,771

The net purchase price is subject to change based on the outcome of certain indemnification obligations. The net purchase price as of June 30, 2006 includes the closing payment of 170,000 rupees, or approximately $3,754, net of $7 cash acquired, plus 776 rupees or approximately $17 in legal and other professional service fees relating to the acquisition.

5. Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible assets and identifiable intangible assets of businesses acquired and accounted for under the purchase method.  The changes in the carrying amount of goodwill during the six months ended June 30, 2006 were as follows:

Balance as of December 31, 2005	$6,269
Goodwill acquired during 2006	148,538
Payment of contingent liability in 2006	3,000
Balance as of June 30, 2006	$157,807

As of June 30, 2006, goodwill of $157,807 consisted of $148,538 from the Adjoined acquisition in March of 2006, $8,282 from the Accurum acquisition in March of 2005, and $987 from the PSP Corporation acquisition in October of 2005.  The Company paid $3,000 relating to the Accurum acquisition during the six months ended June 30, 2006, for the achievement of certain gross margin targets during the fifteen-month post acquisition period.  During the second quarter of 2006, a valuation was performed by a third party on the intangible assets acquired in the Adjoined acquisition which resulted in a decrease of $28.1 million in the gross carrying value of intangible assets to recognize the fair value of intangible assets acquired, with an offsetting adjustment to goodwill. The carrying value of goodwill is subject to adjustment upon the finalization of the purchase price allocations and remaining contingent payment obligations

Intangible assets were acquired by the Company in connection with the acquisitions of Adjoined,  Accurum, and PSP Corporation in 2006 and 2005. Intangible assets are carried at cost and are amortized on a straight-line basis over the assets estimated useful life. Intangible assets for the six month period ended June 30, 2006 include the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- average Amortization Period
Customer list	$7,474	$(416)	$7,058	11.5 years
Backlog and Pipeline commitments	2,081	(231)	1,850	3 years
Non-solicitation agreement	1,836	(371)	1,465	3 years
Trade name	450	(120)	330	5 years
Total	$11,841	$(1,138)	$10,703	8.4 years

The estimated aggregate amortization expense over the next five years is as follows:

	6 months 2006	2007	2008	2009	2010
Amortization Expense	$1,046	$2,080	$1,929	$942	$675

Intangible and long-lived assets with finite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an indicator of impairment exists, an estimate of undiscounted future cash flows is compared to the carrying amount of an asset or group of assets. If an asset or group of assets is determined to be impaired, the loss is measured by the excess of the carrying amount of the assets or group of assets over its fair value as determined by an estimate of discounted future cash flows. Such analysis involves significant judgment.

6. Lines of Credit

Long-term debt consists of the following:

June 30, 2006
Term loan	$48,750
Revolving loan	48,000
Subtotal	96,750
Less: current portion	(6,250)
Long-term debt	$90,500

On March 9, 2006, the Company entered into a senior secured credit facility (“the LaSalle Credit Facility”) for $125 million with LaSalle Bank and certain financial institutions that are or may from time to time become parties thereto as lenders.  The lenders in the syndicate under the LaSalle Credit Facility currently include LaSalle Bank, HSBC Bank USA, Citibank, US Bank, National City Bank, Silicon Valley Bank and Wells Fargo Bank. The LaSalle Credit Facility provides for a $50 million term loan and a revolving loan of up to $75 million, with a provision that allows for an increase of the revolving facility of up to $100 million, which includes a subfacility for letters of credit.  On April 27, 2006, the Company elected to increase the revolving loan facility to $100 million, which increased the Company’s revolving loan facility by $25 million to be used for general corporate purposes.  At June 30, 2006, the Company had $6.9 million in open letters of credit which are required in lieu of security deposits for certain office leases held by the Company.  The Company’s obligations under the LaSalle Credit Facility are guaranteed by all of its material United States subsidiaries.  The Company’s obligations under the LaSalle Credit Facility and its subsidiaries’ guarantee obligations are secured by substantially all of its assets and such subsidiaries’ assets.  Loans outstanding under the LaSalle Credit Facility bear interest at the LIBOR rate or, at the Company’s option, the Prime rate, in each case, plus an applicable margin based on our total leverage ratio. The revolving loan matures in March 2011 and can be repaid by the Company at anytime before the maturity date. The term loan matures over a five year period with scheduled principle payments due the last day of each calendar quarter.  The Company paid the first scheduled principal payment of $1,250 on June 30, 2006.  The remaining scheduled principal payments include $2,500 in 2006, $8,750 in 2007, $10,000 in 2008 through 2009, $13,750 in 2010 and $3,750 in 2011.  The LaSalle Credit Facility includes various covenants including covenants that require the Company to maintain minimum fixed charge and asset coverage ratios and a maximum total leverage ratio. In addition, the LaSalle Credit Facility contains limitations on the Company’s ability to dispose of assets, incur indebtedness, create liens, make certain investments, pay dividends and merge or consolidate.  The Company expects to complete the consolidation of all domestic banking facilities into the LaSalle Credit Facility by the third quarter of 2006 in accordance with the LaSalle Credit Facility terms.  As a result of establishing the LaSalle Credit Facility, on March 9, 2006 the Company terminated its credit facility with Silicon Valley Bank.

Kanbay Software (India) Private Limited (“KSIL”) has a credit facility with Citibank India which provides for a line of credit of 133,309 rupees, or approximately $2,895, that matures in December 2006, and with the Hongkong and Shanghai Banking Corporation Limited in India (“HSBC India”) which provides for a line of credit of  40,000 rupees, or approximately $868, that matures in September 2006.  Both credit facilities provide for bank guarantees and letters of credit in foreign currency.  As of June 30, 2006, KSIL had an outstanding bank guarantee of 58,336 rupees, or approximately $1,267, and open letters of credit of 3,607 rupees, or approximately $78, with Citibank India. As of June 30, 2006, KSIL had an outstanding bank guarantee of 2,236 rupees, or approximately $49, with HSBC India, and no open letters of credit.  KSIL has a foreign exchange facility agreement with Citibank and an International Foreign Exchange Master Agreement with HSBC India to provide a combined foreign exchange facility to hedge trade related foreign exchange exposure. As of June 30, 2006, KSIL had approximately $6.0 million in foreign exchange contracts covered by these facilities.  KSIL’s foreign exchange facilities are unsecured.

7. Lease Commitments

The Company leases various facilities and computer equipment under noncancelable operating leases. Total rent expense during the three months ended June 30, 2006 and 2005 was $2,427 and $952, respectively.  Total rent expense during the six months ended June 30, 2006 and 2005 was $3,866 and $1,865, respectively.

Future minimum payments under non cancelable operating leases with terms in excess of one year are $4,670 for the remaining six months of 2006, $7,138 in 2007, $4,760 in 2008, $3,348 in 2009, $2,344 in 2010 and $8,537 thereafter.

8. Financial Derivatives

The Company expects that a significant portion of its personnel and operating costs will continue to be denominated in Indian rupees, while the majority of revenues will continue to be generated in U.S. dollars. Accordingly, the Company entered into several forward foreign currency contracts during 2005, and in the first six months of 2006, to hedge foreign currency exchange exposure between the Indian rupee and the U.S. dollar. As of June 30, 2006, the aggregate fair market value of outstanding forward foreign currency contracts was $6.0 million, with maturity dates ranging from July 2006 through December 2006. The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The forward foreign currency contracts do not qualify for hedge accounting under SFAS No. 133 and, accordingly, are marked-to-market and recorded at fair value in “Accrued liabilities” in the consolidated balance sheets. Unrealized gains and losses are reported in “Foreign exchange gain (loss)” in the consolidated statements of income. The unrealized loss for the three month periods ending June 30, 2006 and 2005 was $63 and $21, respectively.  The unrealized loss for the six month periods ending June 30, 2006 and 2005 was $126 and $32, respectively.

9. Comprehensive Income

The Company’s comprehensive income is comprised of net income and foreign currency translation adjustments and is summarized as follows:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Net income	$7,387	$7,278	$14,959	$15,485
Foreign currency translation adjustments	966	(1,019)	1,277	(1,640)
Total comprehensive income	$8,353	$6,259	$16,236	$13,845

10. Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per share of common stock:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Basic:
Net income	$7,387	$7,278	$14,959	$15,485

Weighted-average number of shares of common stock outstanding	39,699,362	34,058,128	37,896,759	33,581,125

Basic income per share	$0.19	$0.21	$0.39	$0.46

Diluted:
Net income	$7,387	$7,278	$14,959	$15,485

Weighted-average number of shares of common stock outstanding	39,699,362	34,058,128	37,896,759	33,581,125
Effect of dilutive stock options and warrants	1,868,400	3,354,819	2,109,643	3,858,034
Denominator for diluted earnings per share calculation	41,567,762	37,412,947	40,006,402	37,439,159

Diluted income per share	$0.18	$0.19	$0.37	$0.41

Securities that are not included in the computation of diluted income per share as their impact is antidilutive:
Stock options and warrants	506,351	153,355	492,561	81,889

11. Share-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments”, using the modified prospective application transition method.  Prior to the adoption of SFAS No. 123R, the Company accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Share-based employee compensation cost has been reflected in net income prior to January 1, 2006 for restricted stock, employee stock options granted to non employees and employee stock options granted at less than fair market value. Prior to the adoption of SFAS No. 123R, the Company reported the entire tax benefit related to the exercise of stock options as an operating cash flow. SFAS No. 123R requires the Company to report the tax benefit from the tax deduction that is in excess of recognized compensation costs (excess tax benefits) as a financing cash flow rather than as an operating cash flow.

During the three and six months ended June 30, 2006, the Company recognized approximately $2.1 million and $3.9 million respectively, in share-based compensation expense.  The total income tax benefit recognized related to share-based compensation for the three and six months ended June 30, 2006 was approximately $636 and $1.2 million, respectively. The Company recognized compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient.  As of June 30, 2006, total unrecognized compensation cost related to share-based compensation awards was approximately $17.3 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.2 years.

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

The per share weighted average fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $7.20 and $10.64, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
Dividend yield	0%	0%	0%	0%
Expected option life	5 years	5 years	5 years	5 years
Average risk-free interest rate	5.13%	3.91%	4.79%	4.0%
Expected volatility	50%	50%	50%	50%

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

A summary of stock incentive plan activity during the six months ended June 30, 2006 is as follows:

	Shares Available for Grant	Options Outstanding	Weighted- average Exercise Price	Restricted Stock Outstanding	Weighted- average Grant Price
December 31, 2005	1,615,017	6,431,155	$9.49	40,000	$16.46
Options granted	(89,965)	89,965	14.92
Options exercised		(394,000)	4.03
Options canceled	435,985	(435,985)	13.51
Restricted stock granted	(272,784)			272,784	17.33
Restricted stock forfeited	22,408			(22,408)	17.58
June 30, 2006	1,710,661	5,691,135	$9.65	290,376	17.19
Exercisable June 30, 2006		2,868,824	$6.04
Vested June 30, 2006				—	—

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2006 was $30,019 and $24,774, respectively. The weighted-average remaining contractual term of options outstanding and options exercisable at June 30, 2006 was 6.6 years and 5.2 years, respectively.

The following table presents stock option activity for the six months ended June 30, 2006 and 2005:

	Six months ended June 30
	2006	2005
Total intrinsic value of stock options exercised	$4,530	$26,778
Cash received from stock option exercises	1,202	2,146
Income tax benefit from the exercise of stock options	1,375	7,281
Total fair value of stock options vested	1,351	1,015

The following table illustrates the effect on net income and earnings per share as if the fair value based method provided by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied for all outstanding and unvested awards for periods prior to the adoption of SFAS No. 123R:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$7,278	$15,485
Compensation expense, as reported	53	154
Compensation expense, under the fair value method	(1,280)	(2,598)
Pro forma net income	$6,051	$13,041

Income per share:
As reported:
Basic	$0.21	$0.46
Diluted	$0.19	$0.41
Pro forma:
Basic	$0.18	$0.39
Diluted	$0.16	$0.35

12. Income Taxes

The Company’s Indian subsidiary, KSIL, operates three software export units which, under the Indian Income Tax Act of 1961, are entitled to claim various tax holidays for a period of up to ten years with respect to its export profits. Substantially all of the earnings of KSIL are attributable to export profits and, therefore, are substantially exempt from Indian income taxes. The tax holidays on one of the units ended on March 31, 2005. The remainder of the tax holidays will remain in place until March 31, 2009, at which time the Company expects its effective tax rate to increase to approximately 37.0%. The effect of the income tax holidays was to reduce income tax expense for the three months ended June 30, 2006 and 2005 by approximately $1,109 and $1,264, respectively, and increase diluted income per share by $0.03 for the three months ended June 30, 2006 and 2005, respectively.  The effect of the income tax holidays reduced income tax expense for the six months ended June 30, 2006 and 2005 by approximately $2,418 and $3,680, respectively, and increase diluted income per share by $0.06 and $0.10, respectively.

13. Segment Information and Significant Customers

The Company operates one line of business—providing information management consulting services. The Company earns a significant portion of its revenues from a limited number of customers. The Company’s largest customer, who is also a stockholder of the Company, accounted for 36.2% and 51.8%, respectively of net revenues during the three months ended June 30, 2006 and 2005, respectively.  During the six months ended June 30, 2006 and 2005, the Company’s largest customer accounted for 40.7% and 52.9% of net revenues, respectively.  The Company’s five largest customers accounted for 52.2% and 72.6% of net revenues during the three months ended June 30, 2006 and 2005, respectively.  During the six months ended June 30, 2006 and 2005, the Company’s largest customers accounted for 58.0% and 74.4% of net revenues, respectively.

14. New Accounting Standards

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 155  “Accounting for Certain Hybrid Instruments”. SFAS No. 155 is an amendment of SFAS No. 133 and No. 140 and allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that SFAS No. 155 will significantly impact its financial statements upon its adoption on January 1, 2007.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of  FASB Statement No. 109, or FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company is required to adopt FIN 48 effective on January 1, 2007.  The Company is currently evaluating the impact of adopting FIN 48 on its future results of operations and financial condition.

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

On March 9, 2006, we acquired 100% of the outstanding shares of Adjoined Consulting, Inc. (“Adjoined”), a privately held IT consulting firm based in Miami, Florida. The aggregate purchase price paid to former Adjoined stockholders was $165.8 million, subject to certain adjustments, which consisted of cash in the amount of $95.4 million and 4,254,483 shares of our common stock at a price of $16.53 per share. Adjoined is an IT services provider to the financial services, consumer and industrial products, communications and media and life sciences industries. We believe this acquisition enhances our competitive position in the IT services industry and will facilitate the expansion of our service offerings. The acquisition was accounted for as a purchase with an effective date of March 1, 2006 for financial accounting and reporting purposes.  During the second quarter of 2006, we continued to integrate the operations of Adjoined with our global business processes and systems.  As a result of these integration efforts, we have incurred approximately $910,000 in professional service fees and internal costs during the six months ended June 30, 2006.  We expect the integration efforts to be completed by the end of 2006.

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments”, using the modified prospective application transition method. Before we adopted SFAS No. 123R, no share-based compensation cost was reflected in net income other than the compensation cost for options granted to non-employees, compensation costs for options granted at less than market value at date of grant and for restricted stock. For the six month period ended June 30, 2006, we recognized approximately $3.9 million in share-based compensation expense in accordance with SFAS No. 123R related to all share-based payments compared to $203,000 of expense in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” for the six month period ended June 30, 2005. Share-based compensation expense is included in cost of revenues, and selling, general and administrative expenses.

Revenues increased to $105.8 million and $180.3 million during the three and six months ended June 30, 2006, from $57.0 million and $110.5 million for the three and six months ended June 30, 2005. Adjoined contributed $33.1 million and $43.9 million in revenue during the three month and six months ended June 30, 2006.  Revenues from both related parties and third parties have increased during the three and six months ended June 30, 2006 over the prior year comparable periods. As of January 1, 2006, Morgan Stanley, is no longer classified as a related party in our consolidated financial statements because they no longer have significant influence on management or our operating policies and, therefore, do not meet the definition of a related party as defined in SFAS No.  57, “Related Parties”.  The majority of our services continue to be provided to clients in North America. Approximately 86% of our revenues came from services performed in North America, 7% from India and Asia Pacific and 7% from Europe in the three months ended June 30, 2006.

Our income from operations increased to $10.7 million and $20.0 million during the three and six months ended June 30, 2006, from $8.8 million and $19.0 million for the three and six months ended June 30, 2005.  Income from operations increased in both the three and six month periods ended June 30, 2006 primarily due to revenue growth and continuous efficiency improvements, offset in part by additional share-based compensation costs of $2.1 million and $3.9 million, respectively, relating to the adoption of SFAS No. 123R, “Share-Based Payments” on January 1, 2006,  and acquisition  integration costs of $590,000 and $910,000 respectively.  As a percentage of revenues, income from operations decreased to 10.1% and 11.1% during the three and six months ended June 30, 2006 respectively, from 15.4% and 17.2% during the prior year comparative periods, respectively.  Our operating margin was lower during the three and six months ended June 30, 2006 primarily due to integration costs relating to the Adjoined acquisition, annual salary increases effective on April 1, 2006, and the inclusion of share-based compensation.  We anticipate margin improvement over the third and fourth quarters of this year as we continue to add offshore capabilities to Adjoined’s service offerings, and gain additional economies of scale on our selling, general and administrative expenses.

Net income increased by $109,000, from $7.3 million in the three months ended June 30, 2005 to $7.4 million in the three months ended June 30, 2006.  Diluted earnings per share were $0.18 and $0.19 for the three months ended June 30, 2006 and 2005, respectively.  Net income decreased $526,000, from $15.5 million in the six months ended June 30, 2005 to $15.0 million in the six months ended June 30, 2006.  Diluted earnings per share was $0.37 and $0.41 in the six months ended June 30, 2006 and 2005, respectively.  Diluted earnings per share of $0.18 for the three months ended June 30, 2006 included a $0.03 reduction for share-based compensation.  Diluted earnings per share of $0.37 for the six months ended June 30, 2006 included a $0.07 reduction for share-based compensation and a $0.01 reduction for the impact of the Adjoined Consulting, Inc. acquisition.

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Revenues

Our revenues increased by $48.8 million, or 85.6%, from $57.0 million in the three months ended June 30, 2005 compared to $105.8 million in the three months ended June 30, 2006.  Both third party revenues and related party revenues increased by $45.9 million and $2.9 million respectively, during the three month period ended June 30, 2006 over the prior year comparable period.  As of January 1, 2006, Morgan Stanley is no longer classified as a related party in our consolidated financial statements because they no longer have significant influence on management or our operating policies and, therefore, do not meet the definition of a related party as defined in SFAS No. 57, “Related Parties”.   Period-over-period revenue growth on a comparable basis, after adjusting 2005 revenues to reflect the current year classification of Morgan Stanley revenues, was 146.0% and 29.3% for third party revenues and related party revenues, respectively, during the three month period ended June 30, 2006 over the prior year comparable period.  Third party revenue growth excluding Adjoined, after adjusting 2005 revenues to reflect the current year classification of Morgan Stanley, was 17.3% in the three month period ended June 30, 2006 over the prior year comparable period.  Of the $48.8 million increase in revenues, $33.1 million relates to revenue growth as a result of the Adjoined acquisition in March 2006, $20.5 million resulted from increased billable hours as a result of hiring additional technical professionals, offset in part by a $2.4 million decrease in utilization due to the continued ramp up of technical professionals during the second quarter to meet future client demand for our services, a  $890,000 decrease in bill rates due to an increase in the percentage of work delivered from India and from junior level staff, and a $1.5 million decrease in product revenues as a result of the sale of our Australian security and connectivity business in 2005. Our actual bill rates are impacted by the type, size and duration of our engagements, and the skill level of our technical professionals. For instance, we typically charge higher rates on complex development projects and lower rates on maintenance projects.

Cost of revenues

Our cost of revenues increased by $32.6 million, or 106.2%, from $30.7 million in the three months ended June 30, 2005 to $63.3 million in the three months ended June 30, 2006. Of the $32.6 million increase in cost of revenues, $22.9 million relates to the Adjoined acquisition during the first quarter of 2006 which added approximately 471 technical professionals to our delivery organization as of June 30, 2006, and $10.3 million relates to our pre-merger growth in salary and headcount which added 1,103 technical professionals to our delivery organization during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. The size of our delivery organization increased from 4,252 technical professionals as of June 30, 2005 to 5,826 as of June 30, 2006. We recognized $975,000 as a result of the adoption of SFAS No. 123R “Share-Based Payments” on January 1, 2006, offset in part by an exchange rate gain of $359,000 due to an increase in the average exchange rate of the Indian rupee, and a $1.2 million decrease in product sales as a result of the sale of our Australian security and connectivity business in 2005.

Gross profit

Our gross profit increased by $16.3 million, or 62.0%, from $26.3 million in the three months ended June 30, 2005 to $42.6 million in the three months ended June 30, 2006. Our gross margin decreased from 46.1% in the three months ended June 30, 2005 to 40.3% in the three months ended June 30, 2006.  Gross margins decreased primarily due to expected lower margins on the Adjoined business, relative to our historic margins, resulting from Adjoined’s on-shore business model, and increased share-based compensation associated with the adoption of  SFAS No. 123R “Share-Based Payments” on January 1, 2006.

Selling, general and administrative expenses

Sales and marketing expenses increased by $2.5 million, or 54.3%, from $4.6 million in the three months ended June 30, 2005 to $7.1 million in the three months ended June 30, 2006. This increase is attributable to a $669,000 increase as a result of acquiring 13 additional business development professionals as of June 30, 2006 in connection with the Adjoined acquisition during the first quarter of 2006, and a $408,000 increase in share-based compensation expense due to the adoption of SFAS No. 123R, “Share-Based Payments” on January 1, 2006.  The remainder of the increase is attributable to an increase in salary and wages, commissions and bonus accruals. Salary and wages increased due to an increased investment in the number of business development professionals and annual salary increases effective on April 1, 2006. We increased the number of business development professionals during the first half of 2006, including those acquired in the Adjoined acquisition, to meet future revenue growth targets and manage our existing account relationships.  Sales commissions and the bonus accruals increased as a result of increased revenue growth and profitability in the second quarter of 2006.  We continue to invest in selling and marketing programs which we believe promote both customer knowledge of the IT services we provide and contribute to our future revenue growth. As a percentage of revenue, sales and marketing expenses decreased from 8.1% in the three months ended June 30, 2005 to 6.8% in the three months ended June 30, 2006.

General and administrative expenses increased by $10.6 million, or 101.0%, from $10.5 million in the three months ended June 30, 2005 to $21.1 million in the three months ended June 30, 2006. The increase is attributable to a $6.3 million increase as a result of the Adjoined acquisition on March 1, 2006, a $1.6 million increase in salaries, wages and bonuses, a $1.4 million increase in office and IT related expenses, a $672,000 increase in share-based compensation expense, a $499,000 increase in audit fees and a $150,000 increase in bad debt expense.    Salaries and wages increased during the three months ended June 30, 2006 compared to the prior year comparable period, due to an increase in administrative staff to support our growing business and annual salary increases effective April 1, 2006.  The current year bonus accrual increased as a result of revenue growth and increased profitability in the three months ended June 30, 2006 over the prior year comparable period.  Office and IT related expenses increased as a result of our facility expansion in Hyderabad and Pune, India during the three months ended June 30, 2006 over the prior year period. We incurred additional share-based compensation expense due to the adoption of SFAS No.  123R, “Share-Based Payments” on January 1, 2006.  Audit fees increased as a result of increased audit procedures performed in 2006 relating to Sarbanes Oxley internal control testing.  Bad debt expense increased due to an increase in receivables greater than 90 days in the second quarter 2006.  As a percentage of revenue, general and administrative expenses increased from 18.6% in the three months ended June 30, 2005 to 19.9% in the three months ended June 30, 2006.

Depreciation and amortization

Depreciation and amortization increased by $1.5 million, or 71.4%, from $2.1 million in the three months ended June 30, 2005 to $3.6 million in the three months ended June 30, 2006. Of the $1.5 million increase, $956,000 was attributable to computer equipment, computer software, furniture and fixtures, equipment, and the buildings at our Hyderabad, Pune and Chennai facilities, $448,000 was attributable to the Adjoined acquisition and $110,000 was attributable to computer equipment at our Jersey City, New Jersey facility. Depreciation and amortization increased significantly in our Hyderabad and Pune facilities in the current year quarter as a result of the completion of certain phases of our facility expansion and the shift in occupancy from leased to owned office space.  As a percentage of revenue, depreciation and amortization expenses decreased from 3.7% in the three months ended June 30, 2005 to 3.4% in the three months ended June 30, 2006.

Income from operations

Income from operations increased by $1.9 million, or 21.6%, from $8.8 million in the three months ended June 30, 2005 to $10.7 million in the three months ended June 30, 2006. As a percentage of revenue, income from operations decreased from 15.4% in the three months ended June 30, 2005 to 10.1% in the three months ended June 30, 2006. Our income from operations increased primarily due to revenue growth as well as additional economies of scale relating to selling and marketing expenses.  Our income from operations as a percentage of revenues decreased in the three month period ended June 30, 2006 primarily due to expected lower gross margins on the Adjoined business, relative to our historic margins, resulting from Adjoined’s on-shore business model, integration costs relating to the Adjoined acquisition, increased share-based compensation costs, and increased salary costs due to additional headcount and certain annual salary increases effective April 1, 2006.  Share-based compensation and the addition of Adjoined resulted in a reduction in operating margin of 3.3% in the three month period ended June 30, 2006.  We anticipate margin improvement by the third and fourth quarter of this year as we continue to add offshore capabilities to Adjoined’s service offerings, and gain additional economies of scale on our selling, general and administrative expenses.

Other income and expense

Interest income increased $212,000, or 43.9%, from $483,000 in the three month period ended June 30, 2005 to $695,000 in the three months ended June 30, 2006, due to interest earned on our short-term investments.  Interest expense increased $1.6 million, from $4,000 in the three month period ended June 30, 2005 to $1.6 million in the three months ended June 30, 2006 as a result of increased bank borrowings to fund the acquisition of Adjoined in March of 2006. Equity in earnings of affiliate increased $149,000, or 34.0%, from $438,000 for the three months ended June 30, 2005 to $587,000 for the three months ended June 30, 2006, due to improved operating earnings of SSS Holdings Limited (SSS) in the three months ended June 30, 2006 from the prior year comparable period. Operating earnings for SSS improved due to revenue growth and utilization improvements, as most of the technical professionals hired during the first quarter of 2005 for specific large projects have become billable under these projects during the first half of 2006. Gain on sale of net assets decreased by $270,000 during the three month period ended June 30, 2006 compared to the prior year comparable period due to the gain on sale recognized in the second quarter of 2005 as a result of the sale of our Australian security and connectivity service line.  Foreign currency exchange gain increased by $222,000, from a foreign currency loss of $188,000 in the three months ended June 30, 2005 to a foreign currency gain of $34,000 in the three months ended June 30, 2006 as a result of exchange rate fluctuations in the currencies of the countries in which we operate.

 Provision for income taxes

Our provision for income taxes increased $572,000, or 22.0%, from $2.6 million in the three month period ended June 30, 2005 to $3.1 million in the three month period ended June 30, 2006.  Our effective tax rate was 29.5% for the three months ended June 30, 2006, compared to 26.5% for the three months ended June 30, 2005. Our effective tax rate increased in the period-over-period comparison due to the expiration of a portion of our tax holiday in India on March 31, 2005, and due to a change in the regional distribution of our earnings.

Net income

Net income increased by $109,000, or 1.5%, from $7.3 million in the three months ended June 30, 2005 to $7.4 million in the three months ended June 30, 2006. As a percentage of revenue, net income decreased from 12.8% in the three months ended June 30, 2005 to 7.0% in the three months ended June 30, 2006.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Revenues

Our revenues increased by $69.8 million, or 63.2%, from $110.5 million in the six months ended June 30, 2005 compared to $180.3 million in the six months ended June 30, 2006.  Both third party revenues and related party revenues increased by $65.0 million and $4.8 million respectively, during the six month period ended June 30, 2006 over the prior year comparable period.  As of January 1, 2006, Morgan Stanley, is no longer classified as a related party in our consolidated financial statements because they no longer have significant influence on management or our operating policies and, therefore, do not meet the definition of a related party as defined in SFAS No. 57, “Related Parties”. Period-over-period revenue growth on a comparable basis, after adjusting 2005 revenues to reflect the current year classification of Morgan Stanley revenues, was 102.3% and 27.3% for third party revenues and related party revenues, respectively, during the six month period ended June 30, 2006 over the prior year comparable period. Third party revenue growth excluding Adjoined, after adjusting 2005 revenues to reflect the current year classification of Morgan Stanley, was 9.5% during the six month period ended June 30, 2006 over the prior year comparable period.  Of the $69.8 million increase in revenues, $43.9 million relates to revenue growth as a result of the Adjoined acquisition in March 2006, $37.3 million resulted from increased billable hours as a result of hiring additional technical professionals, offset in part by a $3.8 million decrease in utilization due to the ramp up of technical professionals during the first half of 2006 to meet future client demand for our services, a $3.5 million decrease in bill rates due to an increase in the percentage of work delivered from India and from junior level staff, and a $4.1 million decrease in product revenues as a result of the sale of our Australian security and connectivity business in 2005. Our actual bill rates are impacted by the type, size and duration of our engagements, and the skill level of our technical professionals. For instance, we typically charge higher rates on complex development projects and lower rates on maintenance projects.

Cost of Revenues

Our cost of revenues increased by $46.5 million, or 79.1%, from $58.8 million in the six months ended June 30, 2005 to $105.3 million in the six months ended June 30, 2006. Of the $46.5 million increase in cost of revenues, $30.2 million relates to the Adjoined acquisition in March of 2006 which added 471 technical professionals as of June 30, 2006 to our delivery organization, and $18.3 million relates to our pre-merger growth in salary and headcount which added 1,103 technical professionals to our delivery organization during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. The size of our delivery organization increased from 4,252 technical professionals as of June 30, 2005 to 5,826 as of June 30, 2006. We recognized $1.8 million as a result of the adoption of SFAS No. 123R “Share-Based Payments” on January 1, 2006, offset in part by an exchange rate gain of $483,000 due to an increase in the average exchange rate of the Indian rupee, and a $3.3 million decrease in product sales as a result of the sale of our Australian security and connectivity business in 2005.

Gross profit

Our gross profit increased by $23.3 million, or 45.1%, from $51.7 million in the six months ended June 30, 2005 to $75.0 million in the six months ended June 30, 2006. Our gross margin decreased from 46.8% in the six months ended June 30, 2005 to 41.6% in the six months ended June 30, 2006.  Gross margins decreased primarily due to expected lower margins on the Adjoined business, relative to our historic margins, resulting from Adjoined’s on-shore business model, annual salary increases effective on April 1, 2006, and increased share-based compensation associated with the adoption of  SFAS No. 123R “Share-Based Payment” on January 1, 2006.

Selling, general and administrative expenses

Sales and marketing expenses increased by $3.7 million, or 40.2%, from $9.2 million in the six months ended June 30, 2005 to $12.9 million in the six months ended June 30, 2006. This increase is primarily attributable to a $890,000 increase as a result of acquiring 13 additional business development professionals as of June 30, 2006 in connection with the Adjoined acquisition during the first quarter of 2006, and a $806,000 increase in share-based compensation expense due to the adoption of SFAS No. 123R, “Share-Based Payments” on January 1, 2006. The remainder of the increase is attributable to an increase in salary and wages, commissions and bonus accruals.  Salary and wages increased due to an increased investment in the number of business development professionals and annual salary increases effective on April 1, 2006.  We increased the number of business development professionals during the first half of 2006, including those acquired in the Adjoined acquisition, to meet future revenue growth targets and manage our existing account relationships. We continue to invest in selling and marketing programs which we believe promote both customer knowledge of the IT services we provide and contribute to our future revenue growth. As a percentage of revenue, sales and marketing expenses decreased from 8.3% in the six months ended June 30, 2005 to 7.2% in the six months ended June 30, 2006.

General and administrative expenses increased by $15.8 million, or 82.3%, from $19.2 million in the six months ended June 30, 2005 to $35.0 million in the six months ended June 30, 2006. The increase is attributable to a $8.4 million increase as a result of the Adjoined acquisition on March 1, 2006, a $3.0 million increase in salaries, wages and bonuses, a $2.1 million increase in office and IT related expenses, a $1.2 million increase in share-based compensation expense, a $499,000 increase in audit fees, a $245,000 increase in legal fees, a $228,000 increase in recruiting and hiring costs and a $150,000 increase in bad debt expense. Salaries and wages increased during the six months ended June 30, 2006 compared to the prior year comparable period, due to an increase in administrative staff to support our growing business and  annual salary increases effective on April 1, 2006. The current year bonus accrual increased as a result of revenue growth and increased profitability in the six months ended June 30, 2006 over the prior year comparable period. Office and IT related expenses increased as a result of our facility expansion in Hyderabad and Pune, India during the six months ended June 30, 2006 over the prior year period.  We incurred additional share-based compensation expense due to the adoption of SFAS No. 123R, “Share-Based Payments”, on January 1, 2006. Audit fees increased as a result of increased audit procedures performed in 2006 relating to Sarbanes Oxley internal control testing. Our legal fees increased due to an increase in the volume of visa applications processed during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Bad debt expense increased due to an increase in receivables greater than 90 days during the second quarter 2006. As a percentage of revenue, general and administrative expenses increased from 17.4% in the six months ended June 30, 2005 to 19.4% in the six months ended June 30, 2006.

Depreciation and amortization

Depreciation and amortization increased by $3.2 million, or 80.0%, from $4.0 million in the six months ended June 30, 2005 to $7.2 million in the six months ended June 30, 2006. Of the $3.2 million increase, $2.1 million was attributable to computer equipment, furniture and fixtures, equipment, and buildings at our Hyderabad, Pune and Chennai facilities, $187,000 was attributable to computer equipment, furniture and leasehold improvements at our Rosemont, Illinois and Jersey City, New Jersey facilities, and $927,000 was attributable to the Adjoined acquisition.  Depreciation and amortization increased significantly in our Hyderabad and Pune facilities in the current year-to-date period as a result of the completion of certain phases of our facility expansion and the shift in occupancy from leased to owned office space.  As a percentage of revenue, depreciation and amortization expenses increased from 3.6% in the six months ended June 30, 2005 to 4.0% in the six months ended June 30, 2006.

Income from operations

Income from operations increased by $1.0 million, or 5.3%, from $19.0 million in the six months ended June 30, 2005 to $20.0 million in the six months ended June 30, 2006. As a percentage of revenue, income from operations decreased from 17.2% in the six months ended June 30, 2005 to 11.1% in the six months ended June 30, 2006. Our income from operations increased primarily due to revenue growth as well as additional economies of scale relating to selling and marketing expenses. Our income from operations as a percentage of income decreased in the six month period ended June 30, 2006 primarily due to expected lower gross margins on the Adjoined business relative to our historic margins, resulting from Adjoined’s on-shore business model, integration costs relating to the Adjoined acquisition, increased share-based compensation costs, and increased salary costs due to certain  annual salary increases effective on April 1, 2006.  Share-based compensation and the addition of Adjoined resulted in a reduction in operating margin of 3.7% in the six month period ended June 30, 2006. We anticipate margin improvement by the third and fourth quarter of this year as we continue to add offshore capabilities to Adjoined’s service offerings and gain additional economies of scale on our selling, general and administrative expenses.

Other income and expense

Interest income increased $396,000, or 41.2%, from $961,000 in the six month period ended June 30, 2005 to $1.4 million in the six months ended June 30, 2006 due to interest earned on our short-term investments.  Interest expense increased $2.3 million, from $11,000 in the six month period ended June 30, 2005 to $2.3 million in the six months ended June 30, 2006, as a result of increased bank borrowings to fund the acquisition of Adjoined in March of 2006.  Equity in earnings of affiliate increased $504,000, or 74.4%, from $677,000 for the six months ended June 30, 2005 to $1.2 million for the six months ended June 30, 2006, due to improved operating earnings of SSS Holdings Limited (SSS) in the six months ended June 30, 2006 from the prior year comparable period.  Operating earnings for SSS improved due to revenue growth and utilization improvements, as most of the technical professionals hired during the first quarter of 2005 for specific large projects have now become billable under these projects during the first half of 2006. Gain on sale of net assets decreased by $270,000 during the six month period ended June 30, 2006 compared to the prior year comparable period due to the gain on sale recognized in the second quarter of 2005 as a result of the sale of our Australian security and connectivity service line.  Foreign currency exchange gain increased by $516,000, from a foreign currency loss of $327,000 in the six months ended June 30, 2005 to a foreign currency gain of $189,000 in the six months ended June 30, 2006 as a result of exchange rate fluctuations in the currencies of the countries in which we operate.

 Provision for income taxes

Our provision for income taxes increased $434,000, or 8.5%, from $5.1 million in the six months ended June 30, 2005 to $5.5 million in the six months ended June 30, 2006. Our effective tax rate was 26.8% for the six months ended June 30, 2006, compared to 24.7% for the six months ended June 30, 2005. Our effective tax rate increased in the period-over-period comparison due to the expiration of a portion of our tax holiday in India on March 31, 2005 and due to a change in the regional distribution of our earnings.

Net income

Net income decreased $526,000, or 3.4%, from $15.5 million in the six months ended June 30, 2005 to $15.0 million in the six months ended June 30, 2006.  As a percentage of revenue, net income decreased from 14.0% in the six months ended June 30, 2005 to 8.3% in the six months ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2006, we had $70.0 million in cash and investments compared to $74.4 million as of December 31, 2005.  Of the $70.0 million, we had $25.1 million in cash, and $44.9 million in short-term investments. Of the $25.1 million cash balance as of June 30, 2006, $16.2 million was held in accounts in North America, $5.9 million was held in accounts in Asia Pacific, $2.2 million was held in accounts in India, and $843,000 was held in accounts in Europe. Of the $74.4 million at December 31, 2005, we had $19.5 million in cash, and $54.9 million in short-term investments. Of the $19.5 million cash balance as of December 31, 2005, $11.3 million was held in accounts in North America, $4.5 million was held in accounts in Asia Pacific, $2.5 million was held in accounts in India, and $1.2 million was held in accounts in Europe. The funds held at locations outside of the United States are for future operating expenses, and we have no intention of repatriating those funds. We are not, however, restricted from repatriating those funds back to the United States, if necessary. While we expect that cash generated by our Indian subsidiary will be reinvested in India to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments would be subject to an Indian dividend distribution tax of approximately 14.0%.

Operating activities resulted in a source of funds of $17.3 million during the six month period ended June 30, 2006 as compared to a use of funds of $2.4 million during the six month period ended June 30, 2005. Net cash provided by operating activities in the six month period ended June 30, 2006 was primarily attributable to net income net of non-cash adjustments of $24.8 million, a $6.2 million increase in accounts receivable, a $5.9 million decrease in other current liabilities, a $4.0 million decrease in other current assets, and a $591,000 increase in accounts payable.  Accounts receivable increased by $6.2 million due to organic and acquisition driven revenue growth in the six month period ended June 30, 2006, compared to the prior year comparable period, offset in part by an improvement in DSO. Other current liabilities decreased by $5.9 million as a result of a $5.1 million cash payment to settle a contingent liability owed to an entity previously acquired by Adjoined, a $4.1 million loan payoff relating to the Adjoined acquisition, a $1.5 million payment for underwriting fees relating to the Adjoined acquisition, offset by a $1.7 million increase in deferred revenues and a $3.1 million increase in the salary, bonus, commission, and subcontractor accrual accounts.  Other current assets decreased by $4.0 million primarily due to a decrease in our net U.S. federal income tax receivable as a result of accruing an additional tax provision in the six months ended June 30, 2006.

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

Net cash used in operating activities in the six months ended June 30, 2005 was attributable to $19.0 million in net income net of non-cash adjustments, a $14.1 million increase in accounts receivable, a $4.2 million decrease in other current liabilities, a $2.6 million increase in other assets, and a $425,000 increase in accounts payable. Accounts receivable increased by $14.1 million due to increased revenues in the six month period ended June 30, 2005 over the prior year period and the timing of customer cash receipts. Other current liabilities decreased by $4.2 million due to the payment of annual bonuses of $7.7 million in March 2005 offset by a $4.1 million decrease in customer advances.  In the third quarter of 2004, we received a $8.0 million customer advance from one of our related party clients, which was fully utilized at June 30, 2005.  Other assets increased by $2.6 million primarily due to a decrease in our net U.S. federal income tax receivable as a result of accruing an additional tax provision in the six months ended June 30, 2005.

Net cash used in investing activities was $109.7 million during the six month period ended June 30, 2006 as compared to $7.7 million in the six month period ended June 30, 2005.  On March 9, 2006, we acquired Adjoined Consulting, Inc. for a purchase price which included 4,254,483 shares of our common stock and a net cash payment of $87.7 million which consisted of cash in the amount of $95.4 million plus $2.6 million in acquisition costs paid, less $10.0 million cash received as a result of the acquisition, less $269,000 in imputed interest to adjust for the cost of acquiring Adjoined effective March 1, 2006 for purchase accounting purposes and paying the net proceeds to the former shareholders of Adjoined on March 9, 2006.  We paid additional consideration of $3.0 million to former stockholders of Accurum, Inc. as a result of meeting certain sales targets relating to the Accurum, Inc. acquisition in the first quarter of 2005.  We paid $3.2 million in connection with a software and service agreement which we entered into during the second quarter of 2006, which provides us with a non-transferable, non-exclusive, irrevocable perpetual license to use, market, distribute, sublicense and modify certain software which we plan to market as part of our business process outsourcing services.  We received $41,000 in proceeds from the sale of fixed assets during the six month period ended June 30, 2006.

Net cash used in investing activities was $7.7 million for the six months ended June 30, 2005. On March 2, 2005, we acquired Accurum, Inc. for a purchase price consisting of a $5.0 million closing payment, subject to certain adjustments, plus contingent payments of up to $7.0 million payable upon the achievement of certain performance targets. The net purchase price of $6.1 million at June 30, 2005 is comprised of the $5.0 million closing payment plus $274,000 in acquisition costs paid, plus a contingent payment of $1.5 million paid in the second quarter of 2005, less $294,000 of cash received as a result of the acquisition, less a $383,000 working capital adjustment in accordance with the terms of the purchase agreement.  We sold our security and connectivity business in Australia to Loop Technology Pty Limited for a net purchase price of $351,000 on May 31, 2005.  We used $26.7 million of cash in the six months ended June 30, 2006 and $13.4 million of cash in the six months ended June 30, 2005 to purchase property and equipment primarily for the Hyderabad and Pune, India facilities. We purchased short-term investments for $10.0 million and $10.5 million in the six months ended June 30, 2006 and 2005, respectively, with the reinvestment of interest income.  These cash expenditures were partially offset by $859,000 and $975,000 in dividends received from SSS during the six months ended June 30, 2006 and 2005, respectively.

Net cash provided by financing activities was $98.1 million during the six month period ended June 30, 2006 as compared to $2.1 million in the six month period ended June 30, 2005.  We borrowed $98.0 million from our senior secured credit facility with LaSalle Bank National Association to fund the Adjoined acquisition in March 2006.  We repaid $1.2 million of the term loan during the second quarter of 2006 based on the loan payment schedule.  Stock option exercises provided $1.2 million in the six month period ended June 30, 2006 and $2.1 million in the prior year comparable period. Proceeds from the employee stock purchase plan contributed $164,000 in the six month period ended June 30, 2006.

The effects of exchange rates on cash was a decrease of $142,000 in the six month period ended June 30, 2006 and an increase of $40,000 in the six month period ended June 30, 2005.

On March 9, 2006, we entered into a senior secured credit facility (“the LaSalle Credit Facility”) for $125 million with LaSalle Bank and certain financial institutions that are or may from time to time become parties thereto as lenders.  The lenders in the syndicate under the LaSalle Credit Facility currently include LaSalle Bank, HSBC Bank USA, Citibank, US Bank, National City Bank, Silicon Valley Bank and Wells Fargo Bank.   The LaSalle Credit Facility provides for a $50 million term loan, and a revolving credit facility of up to $75 million, with a provision that allows for an increase of the revolving credit facility of up to $100 million which includes a subfacility for letters of credit. On April 27, 2006, the Company elected to increase the revolving loan facility to $100 million, which increased the Company’s revolving loan facility by $25 million to be used for general corporate purposes. At June 30, 2006, we had $6.9 million in open letters of credit which are required for certain office leases we hold in lieu of security deposits. Our obligations under the LaSalle Credit Facility are guaranteed by our material United States subsidiaries. Our obligations under the LaSalle Credit Facility, and our subsidiaries’ guaranty obligations, are secured by substantially all of our assets, and such subsidiaries’ assets. Loans outstanding under the LaSalle Credit Facility bear interest at the LIBOR rate or, at our option, the prime rate, in each case, plus an applicable margin based on our total leverage ratio. The LaSalle Credit Facility contains limitations on our ability to dispose of assets, incur indebtedness, create liens, make certain investments, pay dividends and merge or consolidate. The LaSalle Credit Facility also contains financial statement reporting obligations and requires us to maintain certain financial covenants, including (i) a maximum total leverage ratio of 2.25 to 1, (ii) a minimum fixed charge coverage ratio of 1.25 to 1 for any fiscal quarter ending June 30, 2006 through December 31, 2006, and 1.50 to 1 for any fiscal quarter thereafter and (iii) a minimum asset coverage ratio of 1 to 1 from March 31, 2006 through December 31, 2006 and 1.25 to 1 thereafter. As of June 30, 2006, we were in compliance with the covenants contained in the LaSalle Credit Facility. We believe that our credit facility provides sufficient flexibility so that we will be able to remain in compliance with its terms. We expect to complete the consolidation of all domestic banking facilities into the LaSalle Credit Facility by the third quarter of 2006 in accordance with the LaSalle Credit Facility terms.  As a result of establishing the LaSalle Credit Facility, on March 9, 2006 we terminated the credit facility with Silicon Valley Bank.

Our Indian subsidiary, KSIL, has a credit facility with Citibank India for 133.3 million rupees or approximately $2.9 million that matures in December 2006, and with the Hongkong and Shanghai Banking Corporation Limited  in India (“HSBC India”) which provides for a line of credit for 40 million rupees, or approximately $868,000, that matures in September 2006. Both credit facilities provide for bank guarantees and letters of credit in foreign currency.  As of June 30, 2006, KSIL had an outstanding bank guarantee of 58.3 million rupees, or approximately $1.3 million, and open letters of credit of 3.6 million rupees, or approximately $78,000, with Citibank India.  As of June 30, 2006, KSIL had an outstanding bank guarantee of 2.2 million rupees, or approximately $49,000, with HSBC India, and no open letters of credit.  KSIL has foreign exchange facility agreements with Citibank and an International Foreign Exchange Master Agreement with HSBC India to provide a combined foreign exchange facility to hedge trade related foreign exchange exposure. As of June 30, 2006, KSIL had approximately $6.0 million in foreign exchange contracts covered by these facilities.  KSIL’s foreign exchange facilities are unsecured.

We expect to continue our facilities expansion program in India and expect our capital spending for the full year 2006 to be approximately $50.0 million, relating primarily to the construction of our new delivery center in Hyderabad, India, and the expansion of our delivery centers in Pune, and Chennai, India.

We own and lease space for our employees in Hyderabad, India. Construction of our Hyderabad facility started in April 2005 and during the first quarter of 2006 we completed phase one of this project.  During the second quarter of 2006, we completed the move of our employees into this space which has provided additional seating capacity for 2,000 associates.  Phase two of the construction project is expected to be completed during the first quarter of 2007. Some of our lease agreements in Hyderabad, India, which were scheduled to expire during the second quarter of 2006, have been renewed to allow for expansion of existing capacity to meet expected client demands for our services. As a result of our decision to renew some of these leases, we do not anticipate any cost savings as a result of moving our employees from leased to owned facilities.

In August 2004, we entered into an agreement to acquire the real estate for our new delivery center in Hyderabad, India from an Indian government entity. At this time, we are not required to make payment for the real estate. Under the terms of the agreement, we must invest approximately $11 million in our Hyderabad delivery center and employ at least 3,000 persons at the center in order to acquire title to the real estate. We are only required to make payments to the seller to the extent we employ fewer than 3,000 persons at the delivery center by August 2011. The amount we will be required to pay, if any, will be in direct proportion to $945,000 based on the number of employees at August 2011, if less than 3,000. For example, if we only employ 2,000 persons at the new delivery center in August 2011, we will be required to pay the seller $315,000.  In November 2004, KSIL provided a bank guarantee of $945,000 toward the purchase price for the real estate. The bank guarantee will be amended in November 2006, and each year thereafter, based upon the number of employees actually employed at the new delivery center in proportion to our commitment to hire at least 3,000 employees at the new delivery center.

In March 2006, we completed the purchased of 25.39 acres of real estate in Chennai, India from Mahindra Industrial Park Ltd (“MIPL”) for a purchase price of $1.3 million. This real estate has been granted Special Economic Zone status, which provides certain corporate and sales tax exemptions upon the fulfillment of certain export obligations.  In the second quarter of 2006, we entered into a lease agreement for additional office space in Chennai, India.  We expect to complete the build-out and occupy the facility by the third quarter of 2006.

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

Contractual Obligations

	Payments due by period
	Total	6 months	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases(1)	30,797	4,670	11,898	5,692	8,537
Purchase obligations(2)	10,358	10,358	—	—	—
Debt obligations(3)	96,750	2,500	28,750	65,500	—

(1)             Our obligations under our operating leases consist of future payments related to our real estate leases.

(2)             Our purchase obligations consist of future payments related to our facility expansion programs in Pune and Hyderabad, India.

(3)    Our debt obligations consist of payments to be made to LaSalle Bank on our outstanding term and revolving credit loans.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 155 , “Accounting for Certain Hybrid Instruments”. SFAS No. 155 is an amendment of SFAS No. 133 and No. 140 and allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No.  155 is effective for an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that SFAS No. 155 will significantly impact its financial statements upon its adoption on January 1, 2007.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of  FASB Statement No. 109, or FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company is required to adopt FIN 48 effective on January 1, 2007.  The Company is currently evaluating the impact of adopting FIN 48 on its future results of operations and financial condition.

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often are proceeded by words such as “believes,” “expects,” “may,” “anticipates,” “plans,” “intends,” “assumes,” “will,” or similar expressions. Forward-looking statements reflect management’s current expectations as of the date of this report and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Some of the factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include the “Risk Factors” described in Part II, Item IA of Form 10-Q for the Quarterly Period Ending March 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Our most significant foreign currency exchange rate exposure relates to fluctuations in the Indian rupee. Our foreign currency exchange management policy authorizes us to hedge our exposure to the Indian rupee to offset the effect of changes in the exchange rate. Pursuant to this policy, we entered into several forward contracts during 2005 and in the first half of 2006, to hedge foreign currency exchange exposure between the Indian rupee and the U.S. dollar.  As of June 30, 2006, we had foreign currency contracts representing an aggregate amount of $6.0 million outstanding with maturity dates ranging from July 2006 through December 2006. Our subsidiary, Kanbay Software (India) Private Limited (“KSIL”) has a foreign exchange facility agreement with Citibank and an International Foreign Exchange Master Agreement with the Hongkong and Shanghai Banking Corporation Limited in India to provide a combined foreign exchange facility to hedge trade related foreign exchange exposure. Foreign exchange contracts covered by this facility may only be entered into to cover trade related exchange exposure incurred in the normal course of business.  KSIL’s foreign exchange facilities are unsecured.  We have performed a quantitative analysis of our currency rate exposure to the Indian rupee as of  June 30, 2006. Based on our current cost structure, a 10% appreciation in the Indian rupee against the U.S. dollar would result in a reduction in other income of approximately $1.6 million based on our current operations. We do not enter into derivative instruments for trading purposes.

Interest Rate Risk

In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations. We had $96.8 million outstanding at June 30, 2006 under our senior secured credit facility with LaSalle Bank National Association (“the LaSalle Credit Facility”). Loans outstanding under the LaSalle Credit Facility bear interest at the LIBOR rate, or at the Company’s option, the Prime rate, in each case, plus an applicable margin based on our total leverage ratio. Changes in market interest rates on LIBOR or Prime affect our results of operations. Based on our current debt capitalization, a 10% appreciation in market interest rates would cause annualized interest expense to increase by approximately $660,000.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of June 30, 2006, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, have concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner, and that material information relating to the Company is made known to senior management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in internal control

During the first quarter of 2006, we started to implement a new project management and time entry system for two client project teams.  We continued to roll out this application during the second quarter of 2006 to our largest client project team which affects the reporting of approximately 39% of our revenues in the second quarter 2006.  We expect this application to replace our existing time entry system which will be used by all associates by December 2006.  The gradual implementation of this new application changes our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).

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

On April 7, 2006, we filed a registration statement on Form S-3 with the Securities and Exchange Commission to cover the resale of 4,494,530 shares of our common stock, which consisted of 4,254,061 shares held by certain former stockholders of Adjoined and an additional 240,469 shares to satisfy certain obligations to an entity previously acquired by Adjoined, pursuant to an amendment dated May 26, 2006 to a merger agreement by and among Adjoined Consulting, Inc., Gazelle Acquisition Inc., GZC Group, LLC and certain members of GZC Group, LLC.  We will not receive any proceeds from the sale of these shares of our common stock.

Based upon our current level of operations, together with our current cash and investment balances, and available credit facility, we expect that our cash flow will be adequate to meet our anticipated needs for at least two years.

Item 4. Submissions of Matters to A Vote of Security Holders

Our annual meeting of stockholders was held on June 20, 2006.  The matters which were voted on by stockholders at the annual meeting included:

(A)       A proposal to elect two directors.  Each nominee was elected to a term expiring at our annual meeting of stockholders in 2009 by a vote of the stockholders as follows:

	Affirmative Votes	Votes Withheld
Raymond J. Spencer	23,469,514	5,920,285
Michael E. Mikolajczyk	28,890,048	499,751

Each of the following Directors who were not up for reelection at the 2006 annual meeting continue to serve as Directors since the 2006 annual meeting:  Donald R. Caldwell, Kenneth M. Harvey, Cyprian D’Souza, B. Douglas Morriss and Harry C. Gambill.

(B)        A proposal to approve the selection of Ernst & Young LLP as independent registered auditors for the fiscal year ending December 31, 2006.  The proposal was approved by a vote of the shareholders as follows:

Affirmative votes	29,301,747
Negative votes	6,150
Abstentions	81,902

Item 5. Other Information

As a result of the Company’s review and analysis of the compensation and benefits provided to its executive officers, on August 7, 2006, Kanbay International, Inc. entered into employment agreements with Aparna U. Katre, Executive Vice President—Global Business Innovation and Roy K. Stansbury, Executive Vice President—Global Client Services.  Pursuant to the terms of the employment agreements, Ms. Katre and Mr. Stansbury are entitled to severance benefits if they voluntarily terminate their employment with “good reason” within 18 months after a “change in control” (both as defined in the employment  agreements).  Ms. Katre and Mr. Stansbury are also entitled to severance benefits if the Company terminates their employment without “cause” (as defined in the employment  agreements), whether or not a change in control has occurred.  The severance benefits include cash payments and immediate vesting of all awards granted under our stock incentive plan.  The cash payments consist of the continued payment of Ms. Katre’s and Mr. Stansbury’s base salary for a period of six months.

The foregoing description of the employment agreements are qualified in their entirety by reference to the actual terms of the employment agreements, attached hereto as Exhibits 10.1 and 10.2 and incorporated by reference herein.

Item 6. Exhibits

(a)          The following is a list of exhibits filed as part of this Form 10-Q:

10.1	Severance Agreement, effective August 7, 2006, by and among Kanbay International, Inc., Kanbay Incorporated and Aparna U. Katre.

10.2	Severance Agreement, effective August 7, 2006, by and among Kanbay International, Inc., Kanbay Incorporated and Roy K. Stansbury.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KANBAY INTERNATIONAL, INC.

Date: August 9, 2006	By: /s/ Raymond J. Spencer
Raymond J. Spencer
Chairman of the Board and Chief Executive Officer
(Principal executive officer)

Date: August 9, 2006	By: /s/ William F. Weissman
William F. Weissman
Executive Vice President, Chief Financial Officer
and Secretary
(Principal financial and accounting officer)

EXHIBIT INDEX

Number	Description

10.1	Severance Agreement, effective August 7, 2006, by and among Kanbay International, Inc., Kanbay Incorporated and Aparna U. Katre
10.2	Severance Agreement effective August 7, 2006, by and among Kanbay International, Inc., Kanbay Incorporated and Roy K. Stansbury
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.