Form 10-Q/A
period 2005-06-30
KANBAY INTERNATIONAL INC
filed 2006-09-22
CIK 1125011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Large accelerated filer: ☐	Accelerated filer: ☒	Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐     No: ☒

As of August 10, 2005, the Registrant had 34,328,164  shares of Common Stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2005 (the “Original Filing”), is being filed in response to comments received from the SEC in connection with a confidential treatment request with respect to Exhibit 10.1, Consulting Agreement dated April 19, 2006 between Kanbay Europe Ltd. and HSBC Holdings plc, and Exhibit 10.2, Rate Schedule dated April 19, 2006 between Kanbay Europe Ltd. and HSBC Holdings plc.  Item 6 of Part II of the Original Filing is hereby amended to include an unredacted version of Exhibit 10.1 and to include a revised redacted version of Exhibit 10.2.  In addition, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

(a)  The following is a list of exhibits filed as part of this Form 10-Q/A:

10.1	Consulting Agreement dated April 19, 2006 between Kanbay Europe Ltd. and HSBC Holdings plc.

10.2

Rate Schedule dated April 19, 2006 between Kanbay Europe Ltd. and HSBC Holdings plc (Pursuant to an application for confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended, portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

KANBAY INTERNATIONAL, INC.

Date: September 22, 2006	By:	/s/ Raymond J. Spencer
Raymond J. Spencer
Chairman of the Board and Chief Executive Officer
(Principal executive officer)

EXHIBIT INDEX

Number	Description
10.1	Consulting Agreement dated April 19, 2006 between Kanbay Europe Ltd. and HSBC Holdings plc.

10.2

Rate Schedule dated April 19, 2006 between Kanbay Europe Ltd. and HSBC Holdings plc (Pursuant to an application for confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended, portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.