Form 10-K/A
period 2005-12-31
KANBAY INTERNATIONAL INC
filed 2006-09-22
CIK 1125011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	Nasdaq National Market

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes: ☐ No: ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act
Yes: ☐ No: ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes: ☒  No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Documents Incorporated By Reference

Certain sections of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2005 are to be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year ended December 31, 2005 and are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amended Filing”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2006 (the “Original Filing”), is being filed to amend and restate in its entirety Item 13 of the Original Filing  In addition, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference from the definitive proxy statement for our 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”).  The information incorporated by reference appears in the 2006 Proxy Statement under “Certain Transactions.”  The information set forth below amends and restates Item 13 in its entirety and is incorporated by reference herein from the 2006 Proxy Statement:

Kenneth M. Harvey, one of our directors, is Group Chief Information Officer for HSBC Holdings plc.  As of February 14, 2005, Household Investment Funding, Inc., a subsidiary of HSBC Holdings plc, owned approximately 12.9% of our outstanding common stock.  On April 27, 2005, we entered into a consulting agreement and a rate schedule with HSBC Holdings plc.  The consulting agreement and the rate schedule provide the general terms and conditions under which our various operating subsidiaries and affiliates deliver information technology services to HSBC Holdings plc and its affiliates around the world.  During 2005, our revenues from HSBC Holdings plc and its affiliates were approximately $122.3 million, representing approximately 53.1% of our revenues for 2005.  As of December 31, 2005, our accounts receivable from HSBC Holdings plc and its affiliates were approximately $24.8 million, representing approximately 48.0% of our accounts receivable.

Our rates for the services delivered to HSBC Holdings plc and its affiliates are calculated based on the rate schedule, which establishes the billable rates and pricing formulas to be applied under the consulting agreement.  Under the rate schedule, HSBC Holdings plc has agreed to pay us an annual management fee in the aggregate amount of $400,000 to cover the general management expenses we incur in connection with the consulting agreement.  Other than the annual management fee, the economic terms and other provisions of our arrangements with HSBC Holdings plc and its affiliates, including billable rates, are comparable to those prevailing with unrelated parties.

In June 2005, our Indian subsidiary, Kanbay Software (India) Private Limited, entered into a foreign exchange master agreement with the Hongkong and Shanghai Banking Corporation Limited in India to provide a foreign exchange facility of approximately $11.1 million (500 million rupees) to hedge our trade related foreign exchange exposure. In September 2005, the Hongkong and Shanghai Banking Corporation Limited in India agreed to provide certain letters of credit and guarantees to Kanbay Software (India) Private Limited of up to approximately $885,000 (40 million rupees) to assist in the facilitation of imports. The Hongkong and Shanghai Banking Corporation Limited is an affiliate of HSBC Holdings plc, which together with its other affiliates, made payments to us and our subsidiaries for services representing approximately 53.1% of our gross revenues for 2005. We believe that the rates, terms and provisions contained in these agreements are comparable to those that we could have obtained through negotiations with an unrelated party.

In April 2006, we entered into an amendment to our credit agreement with certain financial institutions, as lenders, and LaSalle Bank National Association, as administrative agent for such lenders. In connection with the amendment, HSBC Bank USA, National Association became a lender and the syndication agent under the terms of the credit agreement. HSBC Bank USA, National Association is an affiliate of HSBC Holdings plc, which together with its other affiliates, made payments to us and our subsidiaries for services representing approximately 53.1% of our gross revenue for 2005. We believe the rates, terms and provisions contained in the credit agreement, as amended, are comparable to those that we could have obtained through negotiations with an unrelated party.

Daryl Spencer, the brother of Raymond J. Spencer, our Chairman and Chief Executive Officer, was hired by one of our subsidiaries on January 3, 2005. Daryl Spencer has an annual salary of approximately $73,000 and was granted options to purchase 3,500 shares of common stock with an exercise price of $30.23 per share in connection with his employment.

Harry C. Gambill, one of our directors, is the President and Chief Executive Officer of TransUnion LLC. On December 28, 2004, we entered into a services agreement with TransUnion, pursuant to which TransUnion made payments to us totaling approximately $1,546,401 for certain consulting services provided in 2005. We believe the rates, terms and provisions contained in the services agreement are comparable to those that we could have obtained through negotiations with other third parties.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to annual report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 22, 2006	KANBAY INTERNATIONAL, INC.

	By:	/s/ Raymond J. Spencer
Raymond J. Spencer
Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.