Form 10-Q/A
period 2005-06-30
KANBAY INTERNATIONAL INC
filed 2006-11-09
CIK 1125011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amended Filing”) to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2005 and as amended by Amendment No. 1 thereto filed with the SEC on September 22, 2006  (collectively, the “Prior Filings”), is being filed in response to comments received from the SEC in connection with a confidential treatment request with respect to Exhibit 10.2, Rate Schedule dated April 19, 2006 between Kanbay Europe Ltd. and HSBC Holdings plc.  Item 6 of Part II of the Prior Filings is hereby amended to include an unredacted version of Exhibit 10.2.  In addition, this Amended Filing includes updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

KANBAY INTERNATIONAL, INC.

Date: November 9, 2006	By: /s/ Raymond J. Spencer
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