Form 10-Q
period 2006-09-30
KANBAY INTERNATIONAL INC
filed 2006-11-09
CIK 1125011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ending September 30, 2006

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

Yes: ☐     No: ☒

As of November 6, 2006, the Registrant had 40,526,267 shares of Common Stock, $0.001 par value per share, outstanding.

KANBAY INTERNATIONAL, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Kanbay International, Inc.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,021	$19,520
Short term investments, held to maturity at amortized cost	45,350	54,918
Accounts receivable—related parties	21,158	34,063
Accounts receivable—third parties	57,418	17,708
Employee and other receivables	1,893	1,571
Deferred income taxes	2,970	1,781
Taxes receivable	—	5,393
Prepaid expenses and other	5,937	4,915
Total current assets	170,747	139,869
Property and equipment (at cost):
Land and buildings	38,971	23,213
Computer equipment	32,456	20,312
Computer software	9,063	7,586
Furniture and fixtures	20,223	9,749
Leasehold improvements	7,100	4,872
	107,813	65,732
Less accumulated depreciation	30,690	19,987
	77,123	45,745
Investment in affiliate	25,579	22,567
Goodwill	157,723	6,269
Other intangibles, net	10,179	3,026
Other assets	4,548	—
Total assets	$445,899	$217,476
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,460	$3,878
Amounts due to subcontractors	2,500	1,176
Current portion of long-term debt	7,500	—
Deferred revenue	1,021	1,448
Customer deposit	7	7
Accrued liabilities	38,586	21,729
Total current liabilities	57,074	28,238
Long-term debt	88,000	—
Deferred income taxes	1,112	1,122
Total liabilities	146,186	29,360
Stockholders’ equity:
Preferred Stock, par value $0.001 per share, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Common Stock, par value $0.001 per share, 200,000,000 shares authorized, 40,406,094 and 34,794,163 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	40	35
Additional paid-in capital	220,093	135,208
Retained earnings	74,395	49,694
Cumulative foreign currency translation adjustments	5,185	3,179
Total stockholders’ equity	299,713	188,116
Total liabilities and stockholders’ equity	$445,899	$217,476

See accompanying notes to the unaudited consolidated financial statements.

Kanbay International, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands except per share amounts)

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Net revenues—third parties	$73,267	$20,161	$180,213	$62,100
Net revenues—related parties	40,852	38,790	114,192	107,329
Total revenues	114,119	58,951	294,405	169,429
Cost of revenues	69,396	31,069	174,658	89,895
Gross profit	44,723	27,882	119,747	79,534
Sales and marketing expenses	7,230	4,701	20,090	13,915
General and administrative expenses	19,397	9,728	54,421	28,894
Total selling, general and administrative expenses	26,627	14,429	74,511	42,809
Depreciation and amortization	4,630	2,452	11,781	6,493
Loss on sale of fixed assets	—	2	15	231
Income from operations	13,467	10,999	33,441	30,001
Other income (expense):
Interest expense	(1,725)	—	(4,024)	(11)
Interest income	668	556	2,025	1,517
Foreign exchange gain (loss)	314	(218)	503	(545)
Equity in earnings of affiliate	712	433	1,893	1,110
Gain on sale of net assets	—	—	—	270
Other, net	56	1	135	2
	25	772	532	2,343
Income before income taxes	13,491	11,771	33,972	32,344
Income tax expense	3,749	3,060	9,271	8,148
Net Income	$9,742	$8,711	$24,701	$24,196

Income per share of common stock:
Basic	$0.24	$0.25	$0.64	$0.71
Diluted	$0.23	$0.23	$0.61	$0.64

See accompanying notes to the unaudited consolidated financial statements.

Kanbay International, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Nine months ended September 30
	2006	2005
OPERATING ACTIVITIES
Net income	$24,701	$24,196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,781	6,493
Amortization of deferred financing fees	153	—
Loss on sale of fixed assets	15	231
Gain on sale of net assets	—	(270)
Stock compensation expense	5,758	259
Equity in earnings of affiliate, net of dividends	(1,034)	(135)
Changes in operating assets and liabilities:
Accounts receivable	(9,488)	(18,284)
Other current assets	5,356	9,508
Accounts payable	(866)	(1,543)
Other current liabilities	2,726	(10,257)
Net cash provided by operating activities	39,102	10,198
INVESTING ACTIVITIES
Additions to property and equipment	(38,947)	(20,136)
Proceeds from sale of fixed assets	44	8
Proceeds from sale of net assets, net of costs	—	351
Purchase of software license	(3,200)	—
Purchase of businesses, net of cash acquired and common stock issued	(90,863)	(6,879)
Purchase of short term investments	(445,605)	(29,628)
Maturity of short term investments	455,173	37,614
Net cash used in investing activities	(123,398)	(18,670)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt	98,000	—
Payment of long-term debt	(2,500)	—
Proceeds from exercise of stock options	5,406	4,245
Proceeds from employee stock purchase plan	267	361
Net cash provided by financing activities	101,173	4,606
Effect of exchange rates on cash	(376)	83
Increase (decrease) in cash and cash equivalents	16,501	(3,783)
Cash and cash equivalents at beginning of period	19,520	29,126
Cash and cash equivalents at end of period	$36,021	$25,343

See accompanying notes to unaudited consolidated financial statements.

Kanbay International, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three and Nine months ended September 30, 2006 and 2005
(dollars in thousands, except share and per share amounts)

1. Description of Business

Kanbay International, Inc. (the “Company”) is a global provider of information technology, or IT, services. The Company combines technical expertise with deep industry knowledge to offer a broad suite of services, including management consulting, technology integration and development and outsourcing services through its global delivery model. The Company’s clients are located in North America, India, Asia-Pacific and Europe and primarily focused on the financial services and consumer and industrial products industries. The Company also has an emerging presence in the communications and the media and life sciences industries.

2. Basis of Presentation

The unaudited consolidated financial statements of the Company included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Certain amounts in the prior year financial statements have been reclassified to conform to the 2006 presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included, and all adjustments are of a normal and recurring nature. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

Prior to January 1, 2006, the Company classified HSBC and Morgan Stanley as related parties for accounting and financial reporting purposes based on their percentage of common stock ownership and other factors as specified in Statement of Financial Accounting Standards (“SFAS”) No. 57 “Related Parties”. Effective January 1, 2006, Morgan Stanley is no longer classified as a related party in the Company’s consolidated financial statements because they no longer have significant influence on the Company’s management or their operating policies and, therefore, no longer meet the definition of a related party as defined in SFAS No. 57.  Morgan Stanley is included in “Accounts Receivable-Related Parties” in the December 31, 2005 Consolidated Balance Sheet and in “Net Revenues-Related Parties” in the Consolidated Statements of Income for the three and nine month periods ended September 30, 2005.  In the 2006 presentation, Morgan Stanley is included in “Accounts Receivable-Third Parties” in the September 30, 2006 Consolidated Balance Sheet and in “Net Revenues-Third Parties” in the Consolidated Statements of Income for the three and nine month periods ended September 30, 2006.

3. Investment in Affiliate

The Company accounts for its 48.92% interest in SSS Holdings Limited (“SSS”), a UK company, under the equity method of accounting. Under the equity method of accounting, the Company’s share of income or loss of SSS is recorded as “Equity in earnings of affiliate” in the consolidated statements of income. Changes in the carrying value of SSS consist of the following:

	Nine months ended September 30 2006	Twelve months ended December 31 2005
Carrying value in SSS at beginning of period	$22,567	$25,094
Equity in earnings of SSS	1,893	1,485
Cash dividend received from SSS	(859)	(1,358)
Foreign currency translation adjustments	1,942	(2,684)
Change in ownership percentage and other	36	30

Carrying value in SSS at end of period	$25,579	$22,567

Unaudited condensed results of operations of SSS are summarized below. All amounts are presented in accordance with accounting principles generally accepted in the United States. The revenues and expenses of SSS have been translated at weighted-average exchange rates.

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Net revenues	$15,405	$14,552	$46,869	$44,449
Gross profit	5,761	4,904	18,020	15,620
Operating expenses	3,857	3,688	12,927	13,123
Net income	1,453	885	3,869	2,267

4. Acquisitions

On March 9, 2006, the Company acquired 100% of the outstanding shares of Adjoined Consulting, Inc. (“Adjoined”), a privately-held IT consulting firm based in Miami, Florida. The aggregate purchase price paid to the former Adjoined stockholders was $165,760, subject to certain adjustments, which consisted of cash in the amount of $95,433 and 4,254,483 shares of our common stock at a price of $16.53 per share. The fair value of our common stock issued was determined by calculating the weighted average high and low stock price, weighted based on trading volume, one month prior to the effective date of the acquisition. The cash portion of the purchase price was financed through the Company’s senior secured credit facility with LaSalle Bank. Adjoined is an IT services provider to the financial services, consumer and industrial products, communications and media and life sciences industries. The Company believes the acquisition will enhance its competitive position in the IT services industry and facilitate the expansion of its service offerings. The acquisition was accounted for as a purchase with an effective date of March 1, 2006 for financial accounting and reporting purposes. The results of Adjoined have been included in the Company’s consolidated financial statements since the effective date of the acquisition. The final net purchase price, including acquisition costs paid, net of $9,959 cash acquired, was allocated to assets acquired and liabilities assumed as follows:

Current assets	$20,558
Property and equipment	2,968
Other assets	245
Goodwill	148,454
Other intangibles	8,453
Liabilities assumed	(22,696)
Net purchase price	$157,982

The net purchase price has been adjusted from $158,628 as of March 31, 2006 to $157,982 as of September 30, 2006 due to additional professional and legal fees of $496, a reduction of $(650) in contingent liabilities as a result of the Company negotiating a final contingent payment relating to earn-out consideration during the second quarter of 2006 and a $(492) working capital adjustment during the third quarter of 2006 in accordance with the terms of the merger agreement.  The Company agreed to settle the earn-out contingent liability owed to an entity previously acquired by Adjoined for $8,800 which consisted of a cash payment of $5,104 and 240,469 shares of the Company’s common stock at a price of $15.37 per share.  The post-closing merger price was finalized during the third quarter of 2006, which resulted in a working capital adjustment of $(492) composed of $285 in cash and the cancellation of 12,471 shares of the Company’s common stock.  The working capital adjustment was paid to the Company in July 2006 from the escrow fund.  A valuation of the intangible assets of Adjoined was performed during the second quarter of 2006 by a third party which resulted in an adjustment to goodwill to recognize the fair value of the other intangible assets acquired, which included customer lists, pipeline and backlog commitments, and non-compete agreements.

Unaudited pro forma results of operations data as if the Adjoined acquisition had occurred as of January 1, 2006 and January 1, 2005 are as follows:

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Pro forma revenues	$114,119	$85,839	$315,588	$240,286
Pro forma income from operations	13,467	13,648	32,332	36,100
Pro forma net income	9,742	10,725	23,809	28,531
Pro forma basic earnings per share	0.24	0.29	0.62	0.76
Pro forma diluted earnings per share	0.23	0.26	0.58	0.68

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

The net purchase price has been adjusted from $4,938 as of March 31, 2005 to $10,629 as of September 30, 2006 due to a payment of $3,000 for meeting certain sales targets, a payment of $3,000 for achievement of certain gross margin targets during the fifteen-month post acquisition period, a $(383) working capital adjustment in accordance with the terms of the stock purchase agreement and an additional $74 in legal and other professional service fees relating to the acquisition.  A valuation of the intangible assets of Accurum was performed by a third party during 2005 which resulted in an adjustment to goodwill to recognize the fair value of the other intangible assets acquired, which includes a customer list and non-compete agreements.

On October 19, 2005, the Company’s Indian subsidiary, Kanbay Software (India) Private Limited (“KSIL”), acquired 100% of the outstanding shares of Pune Software Park Private Limited (“PSP Corporation”) for an aggregate purchase price of 170,000 rupees or approximately $3,761. PSP Corporation owned a technology park and development center in Pune, India which was occupied and leased primarily to KSIL.  As part of the purchase agreement, approximately $268 of the purchase price was held in an escrow account as of September 30, 2006 to satisfy indemnification obligations of the sellers that may arise under the purchase agreement.  On October 14, 2006, approximately $218 of these funds were released from the escrow account and distributed to the sellers in accordance with the purchase agreement.  The remaining $50 will be distributed based on the outcome of a pending tax dispute.  The acquisition was accounted for as a purchase and the results of PSP Corporation have been included in the Company’s consolidated financial statements since the date of acquisition. The net purchase price, including acquisition costs paid, net of $7 cash acquired, was allocated to assets and liabilities assumed as follows:

Current assets	$1,202
Property and equipment	3,750
Goodwill	987
Other intangibles	48
Liabilities assumed	(2,216)
Net purchase price	$3,771

The net purchase price as of September 30, 2006 includes the closing payment of 170,000 rupees, or approximately $3,754, net of $7 cash acquired, plus 776 rupees or approximately $17 in legal and other professional service fees relating to the acquisition.

5. Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Goodwill represents the excess of the purchase price and related costs over the value assigned to net tangible assets and identifiable intangible assets of businesses acquired and accounted for under the purchase method.  The changes in the carrying amount of goodwill during the nine months ended September 30, 2006 were as follows:

Balance as of December 31, 2005	$6,269
Goodwill acquired during 2006	148,454
Payment of contingent liability in 2006	3,000
Balance as of September 30, 2006	$157,723

As of September 30, 2006, goodwill of $157,723 consisted of $148,454 from the Adjoined acquisition in March of 2006, $8,282 from the Accurum acquisition in March of 2005, and $987 from the PSP Corporation acquisition in October of 2005.  The Company paid $3,000 relating to the Accurum acquisition during the nine months ended September 30, 2006, for the achievement of certain gross margin targets during the fifteen-month post acquisition period.  The carrying value of goodwill for the Adjoined, Accurum and PSP Corporation acquisitions is subject to adjustment based on any remaining contingent payment obligations.

Intangible assets were acquired by the Company in connection with the acquisitions of Adjoined, Accurum, and PSP Corporation in 2006 and 2005.  During the second quarter of 2006, a valuation was performed by a third party on the intangible assets acquired in the Adjoined acquisition which resulted in a decrease of $28.1 million in the gross carrying value of intangible assets to recognize the fair value of intangible assets acquired, with an offsetting adjustment to goodwill.  Intangible assets are carried at cost and are amortized on a straight-line basis over the assets estimated useful life. Intangible assets for the nine month period ended September 30, 2006 include the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted- average Amortization Period
Customer list	$7,474	$(591)	$6,883	11.5 years
Backlog and Pipeline commitments	2,081	(405)	1,676	3 years
Non-solicitation agreement	1,836	(524)	1,312	3 years
Trade name	450	(142)	308	5 years
Total	$11,841	$(1,662)	$10,179	8.4 years

The estimated aggregate amortization expense over the next five years is as follows:

	Remaining 3 months 2006	2007	2008	2009	2010
Amortization Expense	$522	$2,080	$1,929	$942	$675

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

6. Lines of Credit

Long-term debt consists of the following:

September 30, 2006
Term loan	$47,500
Revolving loan	48,000
Subtotal	95,500
Less: current portion	(7,500)
Long-term debt	$88,000

On March 9, 2006, the Company entered into a senior secured credit facility (“the LaSalle Credit Facility”) for $125 million with LaSalle Bank and certain financial institutions that are or may from time to time become parties thereto as lenders.  The lenders in the syndicate under the LaSalle Credit Facility currently include LaSalle Bank, HSBC Bank USA, Citibank, US Bank, National City Bank, Silicon Valley Bank and Wells Fargo Bank. The LaSalle Credit Facility provides for a $50 million term loan and a revolving loan of up to $75 million, with a provision that allows for an increase of the revolving facility of up to $100 million, which includes a subfacility for letters of credit.  On April 27, 2006, the Company elected to increase the revolving loan facility to $100 million, which increased the Company’s revolving loan facility by $25 million to be used for general corporate purposes.  At September 30, 2006, the Company had $6.9 million in open letters of credit which are required in lieu of security deposits for certain office leases held by the Company.  The Company’s obligations under the LaSalle Credit Facility are guaranteed by all of its material United States subsidiaries.  The Company’s obligations under the LaSalle Credit Facility and its subsidiaries’ guarantee obligations are secured by substantially all of its assets and such subsidiaries’ assets.  Loans outstanding under the LaSalle Credit Facility bear interest at the LIBOR rate or, at the Company’s option, the Prime rate, in each case, plus an applicable margin based on our total leverage ratio. The revolving loan matures in March 2011 and can be repaid by the Company at anytime before the maturity date. The term loan matures over a five year period with scheduled principle payments due the last day of each calendar quarter.  The Company paid $2,500 in scheduled principal payments from June 30, 2006 through September 30, 2006.  The remaining scheduled principal payments include $1,250 on December 31, 2006, $8,750 in 2007, $10,000 in 2008 through 2009, $13,750 in 2010 and $3,750 in 2011.  The LaSalle Credit Facility includes various covenants including covenants that require the Company to maintain minimum fixed charge and asset coverage ratios and a maximum total leverage ratio. In addition, the LaSalle Credit Facility contains limitations on the Company’s ability to dispose of assets, incur indebtedness, create liens, make certain investments, pay dividends and merge or consolidate.  The Company expects to complete the consolidation of all domestic banking facilities into the LaSalle Credit Facility by the fourth quarter of 2006 in accordance with the LaSalle Credit Facility terms.  As a result of establishing the LaSalle Credit Facility, on March 9, 2006 the Company terminated its credit facility with Silicon Valley Bank.

Kanbay Software (India) Private Limited (“KSIL”) has a credit facility with Citibank India which provides for a line of credit of 133,883 rupees, or approximately $2,889, that matures in December 2006, and with the Hongkong and Shanghai Banking Corporation Limited in India (“HSBC India”) which provides for a line of credit of 40,000 rupees, or approximately $866.  KSIL is renegotiating the HSBC India line of credit which has been temporarily extended, pending the renegotiation, beyond the contract maturity date of September 2006.  KSIL expects the new line of credit agreement to be finalized during the fourth quarter of 2006 with similar contract terms and conditions as the existing line of credit with HSBC India.  Both credit facilities provide for bank guarantees and letters of credit in foreign currency.  At September 30, 2006, KSIL had an outstanding bank guarantee of 59,998 rupees, or approximately $1,294, and open letters of credit of 13,339 rupees, or approximately $288, with Citibank India. At September 30, 2006, KSIL had an outstanding bank guarantee of 2,236 rupees, or approximately $48, with HSBC India, and no open letters of credit.  KSIL has a foreign exchange facility agreement with Citibank and an International Foreign Exchange Master Agreement with HSBC India to provide a combined foreign exchange facility to hedge trade related foreign exchange exposure.  As of September 30, 2006, KSIL had approximately $5.4 million in foreign exchange contracts covered by these facilities.  KSIL’s foreign exchange facilities are unsecured.

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30, 2006	December 31, 2005
Accrued bonus and commissions	$9,617	$4,096
Accrued vacation	4,496	3,272
Accrued salaries, withholding and taxes	5,385	3,159
Accrued facility expansion expenses	3,678	3,123
Accrued income taxes	1,366	—
Other	14,044	8,079
	$38,586	$21,729

8. Lease Commitments

The Company leases various facilities and computer equipment under noncancelable operating leases. Total rent expense during the three months ended September 30, 2006 and 2005 was $2,405 and $905, respectively.  Total rent expense during the nine months ended September 30, 2006 and 2005 was $6,271 and $2,770, respectively.

Future minimum payments under noncancelable operating leases with terms in excess of one year are $2,419 for the remaining three months of 2006, $7,359 in 2007, $4,963 in 2008, $3,379 in 2009, $2,348 in 2010 and $8,537 thereafter.

9. Financial Derivatives

The Company expects that a significant portion of its personnel and operating costs will continue to be denominated in Indian rupees, while the majority of revenues will continue to be generated in U.S. dollars. Accordingly, the Company entered into several forward foreign currency contracts during 2005 and 2006, to hedge foreign currency exchange exposure between the Indian rupee and the U.S. dollar. As of September 30, 2006, the aggregate fair market value of outstanding forward foreign currency contracts was $5.4 million, with maturity dates ranging from October 2006 through August 2007. The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The forward foreign currency contracts do not qualify for hedge accounting under SFAS No. 133 and, accordingly, are marked-to-market and recorded at fair value in “Accrued liabilities” in the Consolidated Balance Sheets. Unrealized gains and losses are reported in “Foreign exchange gain (loss)” in the Consolidated Statements of Income. The unrealized gain for the three month periods ending September 30, 2006 was $105 as compared to an unrealized loss of $138 for the three month period ending September 30, 2005.  The unrealized net loss for the nine month periods ending September 30, 2006 and 2005 was $21 and $170, respectively.

10. Comprehensive Income

The Company’s comprehensive income is comprised of net income and foreign currency translation adjustments and is summarized as follows:

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Net income	$9,742	$8,711	$24,701	$24,196
Foreign currency translation adjustments	729	(541)	2,006	(2,181)
Total comprehensive income	$10,471	$8,170	$26,707	$22,015

11. Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted income per share of common stock:

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Basic:
Net income	$9,742	$8,711	$24,701	$24,196

Weighted-average number of shares of common stock outstanding	40,155,105	34,443,660	38,639,086	33,917,665

Basic income per share	$0.24	$0.25	$0.64	$0.71

Diluted:
Net income	$9,742	$8,711	$24,701	$24,196

Weighted-average number of shares of common stock outstanding	40,155,105	34,443,660	38,639,086	33,917,665
Effect of dilutive stock options and warrants	2,266,308	3,257,750	2,161,864	3,657,939
Denominator for diluted earnings per share calculation	42,421,413	37,701,410	40,800,950	37,575,604
Diluted income per share	$0.23	$0.23	$0.61	$0.64

Securities that are not included in the computation of diluted income per share as their impact is antidilutive:
Stock options and warrants	191,025	160,847	392,049	108,208

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

During the three and nine months ended September 30, 2006, the Company recognized approximately $1.9 million and $5.8 million respectively, in share-based compensation expense.  The total income tax benefit recognized related to share-based compensation for the three and nine months ended September 30, 2006 was approximately $583 and $1.8 million, respectively.  The earnings per share impact of share-based compensation included a decrease to basic and diluted earnings per share of $0.03 in the three month period ended September 30, 2006 and a decrease to basic and dilutive earnings per share of $0.10 in the nine month period ended September 30, 2006.  The Company recognized compensation expense on grants of share-based compensation awards on a straight-line basis over the service period of each award recipient.  As of September 30, 2006, total unrecognized compensation cost related to share-based compensation awards was approximately $14.2 million, net of estimated forfeitures, which the Company expects to recognize over a weighted average period of approximately 2.3 years.

Stock options, restricted stock, stock appreciation rights and performance shares may be granted to employees, outside directors, and consultants under the Company’s stock incentive plan with varying agreements based on the provisions of the plan at the time of grant. In general, outstanding options vest over periods not exceeding four years and expire either ten years after the date of grant or five years after vesting depending on the agreement. In the event of a termination of employment (other than a result of death or disability), the vested portion of an employee’s options is forfeited either 60 or 90 days after such termination depending on the agreement and the unvested portion is immediately forfeited. In the event of a termination of employment as a result of death or disability, the unvested portion of an employee’s options vest upon such event and the options are forfeited one year after such termination. In any case, the plan administrator may authorize a change to such forfeiture provisions. Generally, restricted stock vests over periods not exceeding four years. During the restriction period, participants holding restricted stock may exercise full voting rights with respect to the underlying common stock. The Company uses newly issued shares to deliver common shares under this plan.

The per share weighted average fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $7.20 and $10.61, respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30		Nine months ended September 30
	2006 (1)	2005	2006	2005
Dividend yield	—	0%	0%	0%
Expected option life	—	5 years	5 years	5 years
Average risk-free interest rate	—	4.14%	4.79%	4.02%
Expected volatility	—	50%	50%	50%

(1) There were no stock options granted during the three month period ended September 30, 2006.

The average risk-free interest rate is based on the five year U.S. treasury security rate in effect as of the grant date. The Company’s assumption regarding expected volatility was determined based on peer group stock performance and their historical stock price volatility. Due to the fact that the Company’s shares have traded for just over 2 years, there is insufficient historical information on which to base its expected volatility. The Company uses the “simplified” method of determining the expected option life as allowed by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107. The fair value of each restricted stock grant is determined using the average of the high and low trading prices of the Company’s listed stock on the day of grant.

A summary of stock incentive plan activity during the nine months ended September 30, 2006 is as follows:

	Shares Available for Grant	Options Outstanding	Weighted- average Exercise Price	Restricted Stock Outstanding	Weighted- average Grant Price
December 31, 2005	1,615,017	6,431,155	$9.49	40,000	$16.46
Options granted	(89,965)	89,965	14.92	—	—
Options exercised	—	(838,795)	6.49	—	—
Options canceled	510,981	(510,981)	13.77	—	—
Restricted stock granted	(305,284)	—	—	305,284	17.23
Restricted stock forfeited	33,899	—	—	(33,899)	17.58
September 30, 2006	1,941,155	5,171,344	$9.65	311,385	$17.10
Exercisable September 30, 2006		3,101,890	$7.17
Vested September 30, 2006				—	—

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2006 was $55,027 and $41,640, respectively.  The weighted-average remaining contractual term of options outstanding and options exercisable at September 30, 2006 was 6.6 years and 4.9 years, respectively.

The following table presents stock option activity for the nine months ended September 30, 2006 and 2005:

	Nine months ended September 30
	2006	2005
Total intrinsic value of stock options exercised	$8,422	$31,387
Cash received from stock option exercises	5,406	4,245
Income tax benefit from the exercise of stock options	2,633	8,614
Total fair value of stock options vested	7,077	6,794

The following table illustrates the effect on net income and earnings per share as if the fair value based method provided by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied for all outstanding and unvested awards for periods prior to the adoption of SFAS No. 123R:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$8,711	$24,196
Compensation expense, as reported	41	195
Compensation expense, under the fair value method	(1,157)	(3,755)
Pro forma net income	$7,595	$20,636

Income per share:
As reported:
Basic	$0.25	$0.71
Diluted	$0.23	$0.64
Pro forma:
Basic	$0.22	$0.61
Diluted	$0.20	$0.55

13. Income Taxes

The Company’s Indian subsidiary, KSIL, operates three software export units which, under the Indian Income Tax Act of 1961, are entitled to claim various tax holidays for a period of up to ten years with respect to its export profits. Substantially all of the earnings of KSIL are attributable to export profits and, therefore, are substantially exempt from Indian income taxes. The tax holidays on one of the units ended on March 31, 2005. The remainder of the tax holidays will remain in place until March 31, 2009, at which time the Company expects its effective tax rate to increase to approximately 37.0%, although this rate may be reduced to the extent that KSIL commences planned new operations in Chennai, India.  The effect of the income tax holidays was to reduce income tax expense for the three months ended September 30, 2006 and 2005 by approximately $2,122 and $1,496, respectively, and increase diluted income per share by $0.05 and $0.04, respectively.  The effect of the income tax holidays reduced income tax expense for the nine months ended September 30, 2006 and 2005 by approximately $4,540 and $5,176, respectively, and increase diluted income per share by $0.11 and $0.14, respectively.

14. Segment Information and Significant Customers

The Company operates one line of business—providing information management consulting services. The Company earns a significant portion of its revenues from a limited number of customers. The Company’s largest customer, who is also a stockholder of the Company, accounted for 35.8% and 53.2%, respectively of net revenues during the three months ended September 30, 2006 and 2005, respectively.  During the nine months ended September 30, 2006 and 2005, the Company’s largest customer accounted for 38.8% and 52.9% of net revenues, respectively.  The Company’s five largest customers accounted for 52.7% and 76.1% of net revenues during the three months ended September 30, 2006 and 2005, respectively.  During the nine months ended September 30, 2006 and 2005, the Company’s five largest customers accounted for 55.9% and 75.0% of net revenues, respectively.

15. New Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Instruments”.  SFAS No. 155 is an amendment to SFAS No. 133 and No. 140 and allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that SFAS No. 155 will significantly impact its financial statements upon its adoption on January 1, 2007.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109”  (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company is required to adopt FIN 48 effective on January 1, 2007.  The Company is currently evaluating the impact of adopting FIN 48 on its future results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact of adopting SFAS No. 157 on its future results of operations and financial condition upon its adoption on January 1, 2008.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”.  SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB No. 108 on its future results of operations and financial condition upon its adoption on January 1, 2007.

16. Subsequent Event

On October 26, 2006, the Company, Cap Gemini SA, a société anonyme organized under the laws of France (“Cap Gemini”),  and Cap Gemini Financial Services, Inc., a Delaware Corporation and wholly-owned subsidiary of Cap Gemini, entered into a definitive merger agreement pursuant to which Cap Gemini will acquire all of the outstanding shares of common stock of the Company for $29.00 per share (the “merger consideration”) in cash.  All outstanding stock options of the Company will be converted into the right to receive, as of the effective time of the merger for all vested stock options, and at the time the stock options would have vested under the relevant Company stock option plan for all unvested stock options, an amount in cash equal to the product of (i) the number of shares of the Company’s common stock underlying such options and (ii) the excess, if any, of the merger consideration over the per share exercise price of such options, subject to certain conditions.  All outstanding restricted stock of the Company will be converted into the right to receive, as of the effective time of the merger for all vested restricted stock, and at the time the restricted stock would have vested under the applicable restricted stock grant for all unvested restricted stock, an amount in cash equal to the merger consideration, subject to certain conditions.

This transaction is subject to approval by the Company’s stockholders, antitrust approval and other closing conditions.  The date for the special meeting of the Company’s stockholders to vote on the merger, and the closing date for the merger, have not been determined.  If the merger agreement is terminated under certain circumstances specified in the merger agreement, the Company may be required to pay Cap Gemini a termination fee of $35.7 million, plus all reasonable documented third party fees and expenses incurred by Cap Gemini in connection with the merger agreement and the transactions contemplated by the merger agreement.  Cap Gemini is a global consulting, technology and outsourcing services provider with headquarters located in Paris, France with approximately 65,000 employess worldwide.

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

On March 9, 2006, we acquired 100% of the outstanding shares of Adjoined Consulting, Inc. (“Adjoined”), a privately held IT consulting firm based in Miami, Florida. The aggregate purchase price paid to former Adjoined stockholders was $165.8 million, subject to certain adjustments, which consisted of cash in the amount of $95.4 million and 4,254,483 shares of our common stock at a price of $16.53 per share. Adjoined is an IT services provider to the financial services, consumer and industrial products, communications and media and life sciences industries. We believe this acquisition enhances our competitive position within the IT services industry and will facilitate the expansion of our service offerings. The acquisition was accounted for as a purchase with an effective date of March 1, 2006 for financial accounting and reporting purposes.  We completed our integration plan during the third quarter by migrating the back office operations of Adjoined into our back office platform.  Business integration costs relating to professional service fees and travel costs of internal integration team members totaled approximately $1.1 million over the nine month period ended September 30, 2006.

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments”, using the modified prospective application transition method. Prior to the adoption of SFAS No. 123R, we did not recognize share-based compensation cost in net income other than the compensation cost for options granted to non-employees, compensation costs for options granted at less than market value at date of grant and for restricted stock. For the nine month period ended September 30, 2006, we recognized approximately $5.8 million in share-based compensation expense in accordance with SFAS No. 123R compared to $259,000 of expense in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” for the nine month period ended September 30, 2005. Share-based compensation expense is included in cost of revenues and selling, general and administrative expenses in both the nine months ended September 30, 2006 and 2005, respectively.

Revenues increased to $114.1 million and $294.4 million during the three and nine months ended September 30, 2006, from $59.0 million and $169.4 million for the three and nine months ended September 30, 2005. Adjoined contributed $35.9 million and $79.8 million in revenue during the three month and nine months ended September 30, 2006.  Revenues from both related parties and third parties have increased during the three and nine months ended September 30, 2006 over the prior year comparable periods. As of January 1, 2006, Morgan Stanley, is no longer classified as a related party in our consolidated financial statements because they no longer have significant influence on management or our operating policies and, therefore, do not meet the definition of a related party as defined in SFAS No. 57, “Related Parties”.  The majority of our services continue to be provided to clients in North America. Approximately 90% of our revenues came from services performed in North America, 6% from Europe and 4% from India and Asia Pacific during the three months ended September 30, 2006.

Our income from operations increased to $13.5 million and $33.4 million during the three and nine months ended September 30, 2006, from $11.0 million and $30.0 million for the three and nine months ended September 30, 2005.  Income from operations increased in both the three and nine month periods ended September 30, 2006 primarily due to revenue growth and continuous efficiency improvements, offset in part by additional share-based compensation costs of $1.9 million and $5.8 million, respectively, relating to the adoption of SFAS No. 123R, “Share-Based Payments”, on January 1, 2006,  and acquisition integration costs of $181,000 and $1.1 million, respectively.  As a percentage of revenues, income from operations decreased to 11.8% and 11.3% during the three and nine months ended September 30, 2006 respectively, from 18.7% and 17.7% during the prior year comparative periods, respectively.  Our operating margin was lower during the three and nine months ended September 30, 2006 primarily due to higher share-based compensation costs as a result of adopting SFAS No. 123R on January 1, 2006, lower operating margins on the Adjoined business relative to our historic margins resulting from the Adjoined on-shore business model, integration costs relating to the Adjoined acquisition, and annual salary increases effective on April 1, 2006 and July 1, 2006.  We realized margin improvement during the third quarter over the second quarter of this year through additional economies of scale on our selling, general and administrative expenses and lower visa costs in the third quarter.  We anticipate fourth quarter operating margins to be similar to third quarter operating margins as margins will be favorably impacted by Adjoined’s increased utilization of offshore resources on client engagements, but negatively impacted by fewer billing days in the U.S.

Net income increased by $1.0 million, from $8.7 million in the three months ended September 30, 2005 to $9.7 million in the three months ended September 30, 2006.  Diluted earnings per share were $0.23 for both the three months ended September 30, 2006 and 2005, respectively.  Net income increased $505,000, from $24.2 million in the nine months ended September 30, 2005 to $24.7 million in the nine months ended September 30, 2006.  Diluted earnings per share was $0.61 and $0.64 in the nine months ended September 30, 2006 and 2005, respectively.  Diluted earnings per share of $0.23 for the three months ended September 30, 2006 included a $0.03 reduction for share-based compensation.  Diluted earnings per share of $0.61 for the nine months ended September 30, 2006 included a $0.10 reduction for share-based compensation and a $0.05 reduction for the impact of the Adjoined acquisition.

Recent Developments

On October 26, 2006, the Company, Cap Gemini SA, a société anonyme organized under the laws of France (“Cap Gemini”), and Cap Gemini Financial Services, Inc., a Delaware Corporation and wholly-owned subsidiary of Cap Gemini, entered into a definitive merger agreement pursuant to which Cap Gemini will acquire all of the outstanding shares of common stock of the Company for $29.00 per share (the “merger consideration”) in cash.  All outstanding stock options of the Company will be converted into the right to receive, as of the effective time of the merger for all vested stock options, and at the time the stock options would have vested under the relevant Company stock option plan for all unvested stock options, an amount in cash equal to the product of (i) the number of shares of the Company’s common stock underlying such options and (ii) the excess, if any, of the merger consideration over the per share exercise price of such options, subject to certain conditions.  All outstanding restricted stock of the Company will be converted into the right to receive, as of the effective time of the merger for all vested restricted stock, and at the time the restricted stock would have vested under the applicable restricted stock grant for all unvested restricted stock, an amount in cash equal to the merger consideration, subject to certain conditions.

This transaction is subject to approval by the Company’s stockholders, antitrust approval and other closing conditions.  The date for the special meeting of the Company’s stockholders to vote on the merger, and the closing date for the merger, have not been determined.  If the merger agreement is terminated under certain circumstances specified in the merger agreement, the Company may be required to pay Cap Gemini a termination fee of $35.7 million, plus reasonable documented third party fees and expenses incurred by Cap Gemini in connection with the merger agreement and the transactions contemplated by the merger agreement.  Cap Gemini is a global consulting, technology and outsourcing services provider with headquarters located in Paris, France with approximately 65,000 employess worldwide.

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Revenues

Our revenues increased by $55.1 million, or 93.4%, from $59.0 million in the three months ended September 30, 2005 compared to $114.1 million in the three months ended September 30, 2006.  Both third party revenues and related party revenues increased by $53.1 million and $2.0 million respectively, during the three month period ended September 30, 2006 over the prior year comparable period.  As of January 1, 2006, Morgan Stanley is no longer classified as a related party in our consolidated financial statements because they no longer have significant influence on management or our operating policies and, therefore, do not meet the definition of a related party as defined in SFAS No. 57, “Related Parties”.  Period-over-period revenue growth on a comparable basis, after adjusting 2005 revenues to reflect the current year classification of Morgan Stanley revenues, was 165.5% and 30.3% for third party revenues and related party revenues, respectively, during the three month period ended September 30, 2006 over the prior year comparable period.  Third party revenue growth excluding Adjoined and after adjusting 2005 revenues to reflect the current year classification of Morgan Stanley, was 36.3% in the three month period ended September 30, 2006 over the prior year comparable period. Of the $55.1 million increase in revenues, $35.9 million relates to revenue growth as a result of the Adjoined acquisition in March 2006, $17.8 million resulted from increased billable hours as a result of hiring additional technical professionals, $3.0 million resulted from increased utilization of our offshore associates, offset in part by a $1.6 million decrease in bill rates due to an increase in the percentage of work delivered from India and from junior level staff.  Our actual bill rates are impacted by the type, size and duration of our engagements, and the skill level of our technical professionals. For instance, we typically charge higher rates on complex development projects and lower rates on maintenance projects.

We present certain revenue measures excluding the acquisition of Adjoined Consulting, and year-over-year third party revenue growth including Morgan Stanley, all of which are non-GAAP financial measures. We use revenue excluding the impact of these matters to evaluate the quarterly and annual growth of our company before the impact of the Adjoined acquisition. We believe these non-GAAP measures provide useful information to investors so they can evaluate our current and future growth in the IT services business in the same manner as we do if they so choose. The following is a reconciliation from total third party revenues to third party revenues including Morgan Stanley, total related party revenues to related party revenues excluding Morgan Stanley, and third party revenues to third party revenues excluding Adjoined and including Morgan Stanley:

Reconciliation from Third Party Revenue to Third Party Revenue Including Morgan Stanley
(Unaudited)
(in thousands)

	Three months ended September 30
	2006	2005
Total Third Party revenues	$73,267	$20,161
Add: Morgan Stanley Revenue	—	7,437
Total Third Party Revenues including Morgan Stanley	$73,267	$27,598

Reconciliation from Related Party Revenue to Related Party Revenue Excluding Morgan Stanley
(Unaudited)
(in thousands)

	Three months ended September 30
	2006	2005
Total Related Party revenues	$40,852	$38,790
Subtract: Morgan Stanley Revenue	—	(7,437)
Total Related Party Revenues excluding Morgan Stanley	$40,852	$31,353

Reconciliation from Third Party Revenue to Third Party Revenue Excluding
Adjoined Consulting and Including Morgan Stanley
(Unaudited)
(in thousands)

	Three months ended September 30
	2006	2005
Total Third Party revenues	$73,267	$20,161
Subtract: Adjoined Consulting Third Party Revenue	(35,657)	—
Add: Morgan Stanley Revenue	—	7,437
Total Third Party revenues excluding Adjoined Consulting and Including Morgan Stanley	$37,610	$27,598

Cost of revenues

Our cost of revenues increased by $38.3 million, or 123.2%, from $31.1 million in the three months ended September 30, 2005 to $69.4 million in the three months ended September 30, 2006.  Of the $38.3 million increase in cost of revenues, $25.6 million relates to the Adjoined acquisition during the first quarter of 2006 which added approximately 505 technical professionals to our delivery organization as of September 30, 2006, and $12.4 million relates to our pre-merger growth in salary and headcount which added 1,219 technical professionals to our delivery organization during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. The size of our delivery organization increased from 4,482 technical professionals as of September 30, 2005 to 6,206 as of September 30, 2006. We recognized $887,000 as a result of the adoption of SFAS No. 123R, “Share-Based Payments”, on January 1, 2006, offset in part by an exchange rate gain of $613,000 due to an increase in the average exchange rate of the Indian Rupee.

Gross profit

Our gross profit increased by $16.8 million, or 60.2%, from $27.9 million in the three months ended September 30, 2005 to $44.7 million in the three months ended September 30, 2006. Our gross margin decreased from 47.3% in the three months ended September 30, 2005 to 39.2% in the three months ended September 30, 2006.  Gross margins decreased primarily due to expected lower margins on the Adjoined business relative to our historic margins resulting from Adjoined’s on-shore business model, increased share-based compensation associated with the adoption of SFAS No. 123R, “Share-Based Payments”, on January 1, 2006 and phase two of the salary increases for pre-merger Kanbay, and all annual salary increases for Adjoined effective on July 1, 2006.

Selling, general and administrative expenses

Sales and marketing expenses increased by $2.5 million, or 53.2%, from $4.7 million in the three months ended September 30, 2005 to $7.2 million in the three months ended September 30, 2006. This increase is attributable to a $727,000 increase as a result of acquiring 12 additional business development professionals as of September 30, 2006 in connection with the Adjoined acquisition during the first quarter of 2006, and a $369,000 increase in share-based compensation expense due to the adoption of SFAS No. 123R, “Share-Based Payments”, on January 1, 2006.  The remainder of the increase is attributable to an increase in salary and wages, commissions and bonus accruals.  Salary and wages increased due to an increased investment in the number of business development professionals and certain annual salary increases effective on July 1, 2006.  We increased the number of business development professionals in 2006, including those acquired in the Adjoined acquisition, to meet future revenue growth targets and manage our existing account relationships.  The sales commission and the bonus accruals increased as a result of increased revenue growth and profitability in 2006.  We continue to invest in selling and marketing programs which we believe promote both customer knowledge of the IT services we provide and contribute to our future revenue growth. As a percentage of revenue, sales and marketing expenses decreased from 8.0% in the three months ended September 30, 2005 to 6.3% in the three months ended September 30, 2006.

General and administrative expenses increased by $9.7 million, or 100.0%, from $9.7 million in the three months ended September 30, 2005 to $19.4 million in the three months ended September 30, 2006. The increase is attributable to a $6.1 million increase as a result of the Adjoined acquisition on March 1, 2006, a $1.4 million increase in salaries, wages and bonuses, a $1.5 million increase in office and IT related expenses, a $628,000 increase in share-based compensation expense, a $400,000 increase in bad debt expense, offset in part by a $169,000 decrease in professional consulting fees and a $167,000 decrease in employee relocations costs.  Salaries and wages increased during the three months ended September 30, 2006 compared to the prior year comparable period due to an increase in administrative staff to support our growing business and certain annual salary increases effective July 1, 2006.  The current year bonus accrual increased as a result of revenue growth and increased profitability in 2006.  Office and IT related expenses increased as a result of our facility expansion in Hyderabad, Pune and Chennai, India during the three months ended September 30, 2006 over the prior year period. We incurred additional share-based compensation expense due to the adoption of SFAS No.  123R, “Share-Based Payments”, on January 1, 2006.  Bad debt expense increased due to an increase in receivables greater than 90 days during the third quarter 2006.  Professional consulting fees decreased due to a reduction in international travel expenses incurred by certain third party professional service firms we have engaged in the current year quarter as compared to the prior year comparable period.  As a percentage of revenue, general and administrative expenses increased from 16.4% in the three months ended September 30, 2005 to 17.0% in the three months ended September 30, 2006.

Depreciation and amortization

Depreciation and amortization increased by $2.2 million, or 91.7%, from $2.4 million in the three months ended September 30, 2005 to $4.6 million in the three months ended September 30, 2006. Of the $2.2 million increase, $1.3 million was attributable to computer equipment, computer software, furniture and fixtures, equipment, and the buildings at our Hyderabad, Pune and Chennai facilities and $919,000 was attributable to the Adjoined acquisition.  Depreciation and amortization increased significantly in our Hyderabad and Pune facilities in the current year quarter as a result of the completion of certain phases of our facility expansion and the shift in occupancy from leased to owned office space.  As a percentage of revenue, depreciation and amortization expenses decreased from 4.1% in the three months ended September 30, 2005 to 4.0% in the three months ended September 30, 2006.

Income from operations

Income from operations increased by $2.5 million, or 22.7%, from $11.0 million in the three months ended September 30, 2005 to $13.5 million in the three months ended September 30, 2006. As a percentage of revenue, income from operations decreased from 18.7% in the three months ended September 30, 2005 to 11.8% in the three months ended September 30, 2006. Our income from operations increased primarily due to revenue growth as well as additional economies of scale relating to selling and marketing expenses.  Our income from operations as a percentage of revenues decreased in the three month period ended September 30, 2006 primarily due to expected lower gross margins on the Adjoined business relative to our historic margins resulting from Adjoined’s on-shore business model, integration costs relating to the Adjoined acquisition, increased share-based compensation costs, and increased salary costs due to additional headcount and phase 2 of salary increases for pre-merger Kanbay, and all salary increases for Adjoined effective July 1, 2006.  Share-based compensation and the addition of Adjoined resulted in a reduction in operating margin of 5.7% in the three month period ended September 30, 2006.  We anticipate fourth quarter operating margins to be similar to third quarter operating margins as margins will be favorably impacted by Adjoined’s increased utilization of offshore resources on client engagements, but negatively impacted by fewer billing days in the U.S.

Other income and expense

Interest income increased $112,000, or 20.1%, from $556,000 in the three month period ended September 30, 2005 to $668,000 in the three months ended September 30, 2006, due to interest earned on our short-term investments.  Interest expense increased $1.7 million in the three months ended September 30, 2006 as a result of increased bank borrowings to fund the acquisition of Adjoined in March of 2006.  Equity in earnings of affiliate increased $279,000, or 64.4%, from $433,000 for the three months ended September 30, 2005 to $712,000 for the three months ended September 30, 2006, due to improved operating earnings of SSS Holdings Limited (SSS) in the three months ended September 30, 2006 from the prior year comparable period.  Operating earnings for SSS improved due to revenue growth and utilization improvements, as most of the technical professionals hired during 2005 for specific large projects have become billable under these projects in 2006.  Foreign currency exchange gain increased by $532,000, from a foreign currency loss of $218,000 in the three months ended September 30, 2005 to a foreign currency gain of $314,000 in the three months ended September 30, 2006 as a result of exchange rate fluctuations in the currencies of the countries in which we operate.

Provision for income taxes

Our provision for income taxes increased $689,000, or 22.5%, from $3.1 million in the three month period ended September 30, 2005 to $3.7 million in the three month period ended September 30, 2006.  Our effective tax rate was 27.8% for the three months ended September 30, 2006, compared to 26.0% for the three months ended September 30, 2005. Our effective tax rate increased in the period-over-period comparison due to the expiration of a portion of our tax holiday in India on March 31, 2005, and due to a change in the regional distribution of our earnings.

Net income

Net income increased by $1.0 million, or 11.5%, from $8.7 million in the three months ended September 30, 2005 to $9.7 million in the three months ended September 30, 2006. As a percentage of revenue, net income decreased from 14.7% in the three months ended September 30, 2005 to 8.5% in the three months ended September 30, 2006.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Revenues

Our revenues increased by $125.0 million, or 73.8%, from $169.4 million in the nine months ended September 30, 2005 compared to $294.4 million in the nine months ended September 30, 2006.  Both third party revenues and related party revenues increased by $118.1 million and $6.9 million respectively, during the nine month period ended September 30, 2006 over the prior year comparable period.  As of January 1, 2006, Morgan Stanley, is no longer classified as a related party in our consolidated financial statements because they no longer have significant influence on management or our operating policies and, therefore, do not meet the definition of a related party as defined in SFAS No. 57, “Related Parties”.  Period-over-period revenue growth on a comparable basis, after adjusting 2005 revenues to reflect the current year classification of Morgan Stanley revenues, was 123.8% and 28.4% for third party revenues and related party revenues, respectively, during the nine month period ended September 30, 2006 over the prior year comparable period.  Third party revenue growth excluding Adjoined and after adjusting 2005 revenues to reflect the current year classification of Morgan Stanley, was 25.1% during the nine month period ended September 30, 2006 over the prior year comparable period.  Of the $125.0 million increase in revenues, $79.8 million relates to revenue growth as a result of the Adjoined acquisition in March 2006, $55.1 million resulted from increased billable hours as a result of hiring additional technical professionals, offset in part by a $5.0 million decrease in bill rates due to an increase in the percentage of work delivered from India and from junior level staff, and a $814,000 decrease in utilization due to hiring additional technical professionals in 2006 to meet future client demand for our services, and a $4.1 million decrease in product revenues as a result of the sale of our Australian security and connectivity business in 2005. Our actual bill rates are impacted by the type, size and duration of our engagements, and the skill level of our technical professionals. For instance, we typically charge higher rates on complex development projects and lower rates on maintenance projects.

We present certain revenue measures excluding the acquisition of Adjoined Consulting, and year-over-year third party revenue growth including Morgan Stanley, all of which are non-GAAP financial measures. We use revenue excluding the impact of these matters to evaluate the quarterly and annual growth of our company before the impact of the Adjoined acquisition. We believe these non-GAAP measures provide useful information to investors so they can evaluate our current and future growth in the IT services business in the same manner as we do if they so choose. The following is a reconciliation from total third party revenues to third party revenues including Morgan Stanley, total related party revenues to related party revenues excluding Morgan Stanley, and third party revenues to third party revenues excluding Adjoined and including Morgan Stanley:

Reconciliation from Third Party Revenue to Third Party Revenue Including Morgan Stanley
(Unaudited)
(in thousands)

	Nine months ended September 30
	2006	2005
Total Third Party revenues	$180,213	$62,100
Add: Morgan Stanley Revenue	—	18,420
Total Third Party Revenues including Morgan Stanley	$180,213	$80,520

Reconciliation from Related Party Revenue to Related Party Revenue Excluding Morgan Stanley
(Unaudited)
(in thousands)

	Nine months ended September 30
	2006	2005
Total Related Party revenues	$114,192	$107,329
Subtract: Morgan Stanley Revenue	—	(18,420)
Total Related Party Revenues excluding Morgan Stanley	$114,192	$88,909

Reconciliation from Third Party Revenue to Third Party Revenue Excluding
Adjoined Consulting and Including Morgan Stanley
(Unaudited)
(in thousands)

	Nine months ended September 30
	2006	2005
Total Third Party revenues	$180,213	$62,100
Subtract: Adjoined Consulting Third Party Revenue	(79,518)	—
Add: Morgan Stanley Revenue	—	18,420
Total Third Party revenues excluding Adjoined Consulting and Including Morgan Stanley	$100,695	$80,520

Cost of Revenues

Our cost of revenues increased by $84.8 million, or 94.3%, from $89.9 million in the nine months ended September 30, 2005 to $174.7 million in the nine months ended September 30, 2006.  Of the $84.8 million increase in cost of revenues, $55.8 million relates to the Adjoined acquisition in March of 2006 which added 505 technical professionals as of September 30, 2006 to our delivery organization, and $30.7 million relates to our pre-merger growth in salary and headcount which added 1,219 technical professionals to our delivery organization during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. The size of our delivery organization increased from 4,482 technical professionals as of September 30, 2005 to 6,206 as of September 30, 2006. We recognized $2.7 million as a result of the adoption of SFAS No. 123R, “Share-Based Payments”, on January 1, 2006, offset in part by an exchange rate gain of $1.1 million due to an increase in the average exchange rate of the Indian Rupee, and a $3.3 million decrease in product sales as a result of the sale of our Australian security and connectivity business in 2005.

Gross profit

Our gross profit increased by $40.2 million, or 50.6%, from $79.5 million in the nine months ended September 30, 2005 to $119.7 million in the nine months ended September 30, 2006. Our gross margin decreased from 46.9% in the nine months ended September 30, 2005 to 40.7% in the nine months ended September 30, 2006.  Gross margins decreased primarily due to expected lower margins on the Adjoined business, relative to our historic margins, resulting from Adjoined’s on-shore business model, increased share-based compensation expense associated with the adoption of SFAS No. 123R, “Share-Based Payment”, on January 1, 2006, and annual salary increases effective on April 1, 2006 and July 1, 2006.

Selling, general and administrative expenses

Sales and marketing expenses increased by $6.2 million, or 44.6%, from $13.9 million in the nine months ended September 30, 2005 to $20.1 million in the nine months ended September 30, 2006. This increase is primarily attributable to a $1.6 million increase as a result of acquiring 12 additional business development professionals as of September 30, 2006 in connection with the Adjoined acquisition during the first quarter of 2006, and a $1.2 million increase in share-based compensation expense due to the adoption of SFAS No. 123R, “Share-Based Payments”, on January 1, 2006. The remainder of the increase is attributable to an increase in salary and wages, commissions and bonus accruals.  Salary and wages increased due to an increased investment in the number of business development professionals and annual salary increases effective on April 1, 2006 and July 1, 2006.  We increased the number of business development professionals in 2006, including those acquired in the Adjoined acquisition, to meet future revenue growth targets and manage our existing account relationships. We continue to invest in selling and marketing programs which we believe promote both customer knowledge of the IT services we provide and contribute to our future revenue growth.  As a percentage of revenue, sales and marketing expenses decreased from 8.2% in the nine months ended September 30, 2005 to 6.8% in the nine months ended September 30, 2006.

General and administrative expenses increased by $25.5 million, or 88.2%, from $28.9 million in the nine months ended September 30, 2005 to $54.4 million in the nine months ended September 30, 2006. The increase is attributable to a $14.5 million increase as a result of the Adjoined acquisition on March 1, 2006, a $4.5 million increase in salaries, wages and bonuses, a $3.5 million increase in office and IT related expenses, a $1.8 million increase in share-based compensation expense, a $744,000 increase in audit and legal fees, a $550,000 increase in bad debt expense, a $228,000 increase in recruiting and hiring costs, offset in part by a $169,000 decrease in professional consulting fees and a $167,000 decrease in employee relocations costs.  Salaries and wages increased during the nine months ended September 30, 2006 compared to the prior year comparable period, due to an increase in administrative staff to support our growing business and annual salary increases effective on April 1, 2006 and July 1, 2006.  The current year bonus and commission accruals increased as a result of revenue growth and increased profitability during 2006.  Office and IT related expenses increased as a result of our facility expansion in Hyderabad, Pune and Chennai, India during the nine months ended September 30, 2006 over the prior year period.  We incurred additional share-based compensation expense due to the adoption of SFAS No. 123R, “Share-Based Payments”, on January 1, 2006.  Audit fees increased as a result of increased audit procedures performed in 2006 relating to Sarbanes Oxley internal control testing.  Our legal fees increased due to an increase in the volume of visa applications processed during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.  Bad debt expense increased due to an increase in receivables greater than 90 days during the third quarter of 2006.  Professional consulting fees decreased due to a reduction in international travel expenses incurred by certain third party professional service firms which we engaged during the nine months ended September 30, 2006 compared to the prior year comparable period.  As a percentage of revenue, general and administrative expenses increased from 17.1% in the nine months ended September 30, 2005 to 18.5% in the nine months ended September 30, 2006.

Depreciation and amortization

Depreciation and amortization increased by $5.3 million, or 81.5%, from $6.5 million in the nine months ended September 30, 2005 to $11.8 million in the nine months ended September 30, 2006.  Of the $5.3 million increase, $3.2 million was attributable to computer equipment, furniture and fixtures, equipment, and buildings at our Hyderabad, Pune and Chennai facilities, $1.8 million was attributable to the Adjoined acquisition, $250,000 was attributable to computer equipment, furniture and leasehold improvements at our Rosemont, Illinois and Jersey City, New Jersey facilities.  Depreciation and amortization increased significantly in our Hyderabad and Pune facilities in the current year-to-date period as a result of the completion of certain phases of our facility expansion and the shift in occupancy from leased to owned office space.  As a percentage of revenue, depreciation and amortization expenses increased from 3.8% in the nine months ended September 30, 2005 to 4.0% in the nine months ended September 30, 2006.

Income from operations

Income from operations increased by $3.4 million, or 11.3%, from $30.0 million in the nine months ended September 30, 2005 to $33.4 million in the nine months ended September 30, 2006.  As a percentage of revenue, income from operations decreased from 17.7% in the nine months ended September 30, 2005 to 11.3% in the nine months ended September 30, 2006. Our income from operations increased primarily due to revenue growth as well as additional economies of scale relating to selling and marketing expenses.  Our income from operations as a percentage of income decreased in the nine month period ended September 30, 2006 primarily due to expected lower gross margins on the Adjoined business relative to our historic margins, resulting from Adjoined’s on-shore business model, integration costs relating to the Adjoined acquisition, increased share-based compensation costs, and increased salary costs due to increased headcount and annual salary increases effective on April 1, 2006 and July 1, 2006.  Share-based compensation and the addition of Adjoined resulted in a reduction to operating margin of 5.9% in the nine month period ended September 30, 2006. We anticipate fourth quarter operating margins to be similar to third quarter operating margins as margins will be favorably impacted by Adjoined’s increased utilization of offshore resources on client engagements, but negatively impacted by fewer billing days in the U.S.

Other income and expense

Interest income increased $508,000, or 33.5%, from $1.5 million in the nine month period ended September 30, 2005 to $2.0 million in the nine months ended September 30, 2006 due to interest earned on our short-term investments.  Interest expense increased $4.0 million, from $11,000 in the nine month period ended September 30, 2005 to $4.0 million in the nine months ended September 30, 2006, as a result of increased bank borrowings to fund the acquisition of Adjoined in March of 2006.  Equity in earnings of affiliate increased $783,000, or 70.5%, from $1.1 million for the nine months ended September 30, 2005 to $1.9 million for the nine months ended September 30, 2006, due to improved operating earnings of SSS Holdings Limited (SSS) in the nine months ended September 30, 2006 from the prior year comparable period.  Operating earnings for SSS improved due to revenue growth and utilization improvements, as most of the technical professionals hired during 2005 for specific large projects have now become billable under these projects during 2006.  Gain on sale of net assets decreased by $270,000 during the nine month period ended September 30, 2006 compared to the prior year comparable period due to the gain on sale recognized in the second quarter of 2005 as a result of the sale of our Australian security and connectivity service line.  Foreign currency exchange gain increased by $1.0 million, from a foreign currency loss of $545,000 in the nine months ended September 30, 2005 to a foreign currency gain of $503,000 in the nine months ended September 30, 2006 as a result of exchange rate fluctuations in the currencies of the countries in which we operate.

Provision for income taxes

Our provision for income taxes increased $1.2 million, or 14.8%, from $8.1 million in the nine months ended September 30, 2005 to $9.3 million in the nine months ended September 30, 2006. Our effective tax rate was 27.3% for the nine months ended September 30, 2006, compared to 25.2% for the nine months ended September 30, 2005. Our effective tax rate increased in the period-over-period comparison due to the expiration of a portion of our tax holiday in India on March 31, 2005 and due to a change in the regional distribution of our earnings.

Net income

Net income increased $505,000, or 2.1%, from $24.2 million in the nine months ended September 30, 2005 to $24.7 million in the nine months ended September 30, 2006.  As a percentage of revenue, net income decreased from 14.3% in the nine months ended September 30, 2005 to 8.4% in the nine months ended September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2006, we had $81.4 million in cash and investments compared to $74.4 million as of December 31, 2005.  Of the $81.4 million, we had $36.0 million in cash, and $45.4 million in short-term investments. Of the $36.0 million cash balance as of September 30, 2006, $26.6 million was held in accounts in North America, $5.4 million was held in accounts in Asia Pacific, $2.7 million was held in accounts in India, and $1.3 million was held in accounts in Europe. Of the $74.4 million at December 31, 2005, we had $19.5 million in cash, and $54.9 million in short-term investments. Of the $19.5 million cash balance as of December 31, 2005, $11.3 million was held in accounts in North America, $4.5 million was held in accounts in Asia Pacific, $2.5 million was held in accounts in India, and $1.2 million was held in accounts in Europe. The funds held at locations outside of the United States are for future operating expenses, and we have no intention of repatriating those funds. We are not, however, restricted from repatriating those funds back to the United States, if necessary. While we expect that cash generated by our Indian subsidiary will be reinvested in India to support expansion of our business, to the extent that funds were remitted to the United States in the form of dividend payments, those payments would be subject to an Indian dividend distribution tax of approximately 14.0%.

Operating activities resulted in a source of funds of $39.1 million during the nine month period ended September 30, 2006 as compared to $10.2 million during the nine month period ended September 30, 2005.  Net cash provided by operating activities in the nine month period ended September 30, 2006 was primarily attributable to net income net of non-cash adjustments of $40.5 million, a $9.5 million increase in accounts receivable, a $5.4 million decrease in other current assets, a $2.7 million increase in other current liabilities, a $866,000 decrease in accounts payable and a dividend distribution of $859,000 received from SSS.  Accounts receivable increased by $9.5 million due to organic and acquisition driven revenue growth in the nine month period ended September 30, 2006, compared to the prior year comparable period, offset in part by an improvement in DSO.  Other current assets decreased by $5.4 million due to a decrease in our net U.S. federal income tax receivable as a result of accruing an additional tax provision in the nine months ended September 30, 2006 and an increase in our bank commitment fees relating to our credit facility with LaSalle Bank.  Other current liabilities increased by $2.7 million as a result of a $7.7 million increase in the salary, bonus and commission accrual accounts, a $6.5 million increase in other accrued liabilities relating primarily to the Adjoined acquisition in March 2006, and an increase to the capital expenditure accrual account, offset by a $5.1 million cash payment to settle a contingent liability owed to an entity previously acquired by Adjoined, a $4.1 million loan payoff relating to the Adjoined acquisition, a $1.5 million payment for underwriting fees relating to the Adjoined acquisition and a $427,000 decrease in deferred revenues.

The non-cash items consisted primarily of depreciation and amortization, loss on the sale of fixed assets, and non-cash stock compensation expense offset by equity in earnings of affiliate. Earnings from our affiliate, SSS, are reflected in non-cash items, net of dividends received as a use of cash in the operating activities section of the statement of cash flows.

Net cash provided by operating activities in the nine months ended September 30, 2005 was attributable to $29.8 million in net income net of non-cash adjustments, a $18.3 million increase in accounts receivable, a $10.3 million decrease in other current liabilities, a $9.5 million decrease in other assets, a $1.5 million decrease in accounts payable and a dividend distribution of $975,000 received from SSS.  Accounts receivable increased by $18.3 million due to increased revenues in the nine month period ended September 30, 2005 over the prior year period and the timing of customer cash receipts.  Other current liabilities decreased by $10.3 million due to the payment of annual bonuses of $7.7 million in March 2005, a $4.1 million decrease in customer advances, offset in part by a $1.4 million increase in our payroll and subcontractor accrual accounts during the nine month period ending September 30, 2005.  In the third quarter of 2004, we received a $8.0 million customer advance from one of our clients, which was fully utilized at June 30, 2005.  Other assets decreased by $9.5 million, primarily due to a decrease of $7.8 million in our net U.S. federal tax receivable as a result of accruing an additional tax provision during the nine month period ended September 30, 2005, and a $1.5 million decrease in prepaid maintenance contracts due to the sale of our security and connectivity business in Australia during the second quarter of 2005.  Accounts payable decreased by $1.5 million due to the timing of our accounts payable check runs.

Net cash used in investing activities was $123.4 million during the nine month period ended September 30, 2006 as compared to $18.7 million in the nine month period ended September 30, 2005.  On March 9, 2006, we acquired Adjoined Consulting, Inc. for a purchase price which included 4,254,483 shares of our common stock and a net cash payment of $87.8 million which consisted of cash in the amount of $95.4 million plus $3.1 million in acquisition costs paid, less $10.0 million cash received as a result of the acquisition, less $492,000 as a result of a working capital adjustment paid in accordance with the Adjoined merger agreement, less $269,000 in imputed interest to adjust for the cost of acquiring Adjoined effective March 1, 2006 for purchase accounting purposes and paying the net proceeds to the former shareholders of Adjoined on March 9, 2006.  We paid additional consideration of $3.0 million to former stockholders of Accurum, Inc. as a result of meeting certain sales targets relating to the Accurum, Inc. acquisition in the first quarter of 2005.  We paid $3.2 million in connection with a software and service agreement which we entered into during the second quarter of 2006, which provides us with a non-transferable, non-exclusive, irrevocable perpetual license to use, market, distribute, sublicense and modify certain software which we plan to market as part of our business process outsourcing services.  We received $44,000 and $8,000 in proceeds from the sale of fixed assets during the nine month period ended September 30, 2006 and 2005, respectively.

Net cash used in investing activities was $18.7 million for the nine months ended September 30, 2005.  On March 2, 2005, we acquired Accurum, Inc. for a purchase price consisting of a $5.0 million closing payment, subject to certain adjustments, plus contingent payments of up to $7.0 million payable upon the achievement of certain performance targets.  The net purchase price of $6.9 million at September 30, 2005 is comprised of the $5.0 million closing payment plus $306,000 in acquisition costs paid, plus a contingent payment of $2.3 million paid in the second quarter of 2005, less $294,000 of cash received as a result of the acquisition, less a $383,000 working capital adjustment in accordance with the terms of the purchase agreement.  We sold our security and connectivity business in Australia to Loop Technology Pty Limited for a net purchase price of $351,000 on May 31, 2005.

We used $38.9 million of cash in the nine months ended September 30, 2006 and $20.1 million of cash in the nine months ended September 30, 2005 to purchase property and equipment primarily for the Hyderabad and Pune, India facilities. We sold short-term investments for $9.6 million and $8.0 million in the nine months ended September 30, 2006 and 2005, respectively, to fund our current operations and facility expansion programs in India.

Net cash provided by financing activities was $101.2 million during the nine month period ended September 30, 2006 as compared to $4.6 million in the nine month period ended September 30, 2005.  We borrowed $98.0 million from our senior secured credit facility with LaSalle Bank National Association to fund the Adjoined acquisition in March 2006.  We repaid $2.5 million of the term loan in 2006 based on the loan payment schedule.  Stock option exercises provided $5.4 million in the nine month period ended September 30, 2006 and $4.2 million in the prior year comparable period.  Proceeds from the employee stock purchase plan contributed $267,000 and $361,000 in the nine month period ended September 30, 2006 and 2005, respectively.

The effects of exchange rates on cash was a decrease of $376,000 in the nine month period ended September 30, 2006 and an increase of $83,000 in the nine month period ended September 30, 2005.

On March 9, 2006, we entered into a senior secured credit facility (“the LaSalle Credit Facility”) for $125 million with LaSalle Bank and certain financial institutions that are or may from time to time become parties thereto as lenders.  The lenders in the syndicate under the LaSalle Credit Facility currently include LaSalle Bank, HSBC Bank USA, Citibank, US Bank, National City Bank, Silicon Valley Bank and Wells Fargo Bank.   The LaSalle Credit Facility provides for a $50 million term loan, and a revolving credit facility of up to $75 million, with a provision that allows for an increase of the revolving credit facility of up to $100 million which includes a subfacility for letters of credit.  On April 27, 2006, the Company elected to increase the revolving loan facility to $100 million, which increased the Company’s revolving loan facility by $25 million to be used for general corporate purposes.  At September 30, 2006, we had $6.9 million in open letters of credit which are required for certain office leases we hold in lieu of security deposits.  Our obligations under the LaSalle Credit Facility are guaranteed by our material United States subsidiaries. Our obligations under the LaSalle Credit Facility, and our subsidiaries’ guaranty obligations, are secured by substantially all of our assets, and such subsidiaries’ assets.  Loans outstanding under the LaSalle Credit Facility bear interest at the LIBOR rate or, at our option, the prime rate, in each case, plus an applicable margin based on our total leverage ratio. The LaSalle Credit Facility contains limitations on our ability to dispose of assets, incur indebtedness, create liens, make certain investments, pay dividends and merge or consolidate. The LaSalle Credit Facility also contains financial statement reporting obligations and requires us to maintain certain financial covenants, including (i) a maximum total leverage ratio of 2.25 to 1, (ii) a minimum fixed charge coverage ratio of 1.25 to 1 for any fiscal quarter ending June 30, 2006 through December 31, 2006, and 1.50 to 1 for any fiscal quarter thereafter and (iii) a minimum asset coverage ratio of 1 to 1 from March 31, 2006 through December 31, 2006 and 1.25 to 1 thereafter.  As of September 30, 2006, we were in compliance with the covenants contained in the LaSalle Credit Facility.  We believe that our credit facility provides sufficient flexibility so that we will be able to remain in compliance with its terms.  We expect to complete the consolidation of all domestic banking facilities into the LaSalle Credit Facility by the fourth quarter of 2006 in accordance with the LaSalle Credit Facility terms.  As a result of establishing the LaSalle Credit Facility, on March 9, 2006 we terminated the credit facility with Silicon Valley Bank.

Our Indian subsidiary, KSIL, has a credit facility with Citibank India for 133.9 million rupees or approximately $2.9 million that matures in December 2006, and with the Hongkong and Shanghai Banking Corporation Limited in India (“HSBC India”) which provides for a line of credit for 40 million rupees, or approximately $866,000.  KSIL is renegotiating the HSBC India line of credit, which has been temporarily extended, pending the renegotiation, beyond the contract maturity date of September 2006.  KSIL expects the new line of credit agreement to be finalized during the fourth quarter of 2006 with similar contract terms and conditions as the existing line of credit with HSBC India.  Both credit facilities provide for bank guarantees and letters of credit in foreign currency.  At September 30, 2006, KSIL had an outstanding bank guarantee of 60.0 million rupees, or approximately $1.3 million, and open letters of credit of 13.3 million rupees, or approximately $288,000, with Citibank India.  At September 30, 2006, KSIL had an outstanding bank guarantee of 2.2 million rupees, or approximately $48,000, with HSBC India, and no open letters of credit.  KSIL has foreign exchange facility agreements with Citibank and an International Foreign Exchange Master Agreement with HSBC India to provide a combined foreign exchange facility to hedge trade related foreign exchange exposure.  As of September 30, 2006, KSIL had approximately $5.4 million in foreign exchange contracts covered by these facilities.  KSIL’s foreign exchange facilities are unsecured.

We expect to continue our facilities expansion program in India and expect our capital spending for the full year 2006 to be approximately $50.0 million, relating primarily to the construction of our new delivery center in Hyderabad, India, and the expansion of our delivery center in Pune,  India.  We own and lease space for our employees in Hyderabad, India. Construction of our Hyderabad facility started in April 2005 and during the first quarter of 2006 we completed phase one of this project.  During the second quarter of 2006, we completed the move of our employees into this space which has provided additional seating capacity for 2,000 associates.  Phase two of this construction project is expected to start during the fourth quarter of 2006 with full occupancy targeted for the third quarter of 2008.  Some of our lease agreements in Hyderabad, India, which were scheduled to expire during the second quarter of 2006, have been renewed to allow for expansion of existing capacity to meet expected client demands for our services. As a result of our decision to renew some of these leases, we do not anticipate any cost savings as a result of moving our employees from leased to owned facilities.

In August 2004, we entered into an agreement to acquire the real estate for our new delivery center in Hyderabad, India from an Indian government entity. At this time, we are not required to make payment for the real estate. Under the terms of the agreement, we must invest approximately $11 million in our Hyderabad delivery center and employ at least 3,000 persons at the center in order to acquire title to the real estate.  We are only required to make payments to the seller to the extent we employ fewer than 3,000 persons at the delivery center by August 2011. The amount we will be required to pay, if any, will be in direct proportion to $938,000 based on the number of employees at August 2011, if less than 3,000. For example, if we only employ 2,000 persons at the new delivery center in August 2011, we will be required to pay the seller $312,000.  In November 2004, KSIL provided a bank guarantee of $938,000 toward the purchase price for the real estate. The bank guarantee will be amended in November 2006, and each year thereafter, based upon the number of employees actually employed at the new delivery center in proportion to our commitment to hire at least 3,000 employees at the new delivery center.

In July 2006, we completed the construction of our new global learning and development (GLD) center in Pune, India and we expect to complete the auditorium, which is adjacent to the GLD center during the fourth quarter of this year.  The completion of the GLD center reinforces our commitment to invest in the continued development of our associates globally.

In April 2006, we entered into a lease agreement for additional office space in Chennai, India and completed the build-out and occupancy of this facility during the third quarter of 2006.  This leased facility provides us with the increased capacity of an additional 350 seats to meet current and future client demands.  In March 2006, we completed the purchased of 25.39 acres of real estate in Chennai, India from Mahindra Industrial Park Ltd (“MIPL”) for a purchase price of $1.3 million. This real estate has been granted Special Economic Zone status, which provides certain corporate and sales tax exemptions upon the fulfillment of certain export obligations.  We plan to begin constructing a new delivery center in Chennai, India which will provide us with an additional 6,000 seats.  This project will be completed in three phases, each of which will add 2,000 seats, with phase one starting during the first quarter of 2007.  We expect phase one to be completed and fully occupied during the fourth quarter of 2008, followed by phase two in second quarter of 2009 and phase three in first quarter of 2010.

On October 19, 2005, KSIL acquired 100% of the outstanding shares of Pune Software Park Private Limited (“PSP Corporation”) for a purchase price of 170 million rupees, or approximately $3.8 million.  PSP Corporation previously owned a technology park and development center in Pune, India which was occupied and leased primarily to KSIL. We believe our strategic decision to purchase rather than lease this facility will result in future cost savings and increase capacity for future growth.  As part of the purchase agreement, approximately $268,000 of the closing payment was held in an escrow account to satisfy certain indemnification obligations of the sellers that may arise under the purchase agreement.  On October 14, 2006, approximately $218,000 of these funds were released from the escrow account and distributed to the sellers in accordance with the purchase agreement.  The remaining $50,000 will be distributed based on the outcome of a pending tax dispute.  The Company has accounted for this acquisition as a purchase transaction in the fourth quarter of 2005.

Based upon our current level of operations, together with our current cash and investment balances and available credit facility, we expect that our cash flow will be adequate to meet our anticipated needs for at least two years.

Contractual Obligations

	Payments due by period
	Total	3 months	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases(1)	29,005	2,419	12,322	5,727	8,537
Purchase obligations(2)	5,589	5,589	—	—	—
Debt obligations(3)	95,500	1,250	28,750	65,500	—

(1)             Our obligations under our operating leases consist of future payments related to our real estate leases.

(2)             Our purchase obligations consist of future payments related to our facility expansion programs in Pune and Hyderabad, India.

(3)    Our debt obligations consist of payments to be made to LaSalle Bank on our outstanding term and revolving credit loans.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Instruments”.  SFAS No. 155 is an amendment to SFAS No. 133 and No. 140 and allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.  SFAS No. 155 is effective for an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that SFAS No. 155 will significantly impact its financial statements upon its adoption on January 1, 2007.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company is required to adopt FIN 48 effective on January 1, 2007.  The Company is currently evaluating the impact of adopting FIN 48 on its future results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact of adopting SFAS No. 157 on its future results of operations and financial condition upon its adoption on January 1, 2008.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”.  SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality.  SAB No. 108 is effective for fiscal years ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB No. 108 on its future results of operations and financial condition upon its adoption on January 1, 2007.

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

Our most significant foreign currency exchange rate exposure relates to fluctuations in the Indian rupee.  Our foreign currency exchange management policy authorizes us to hedge our exposure to the Indian rupee to offset the effect of changes in the exchange rate. Pursuant to this policy, we entered into several forward contracts during 2005 and 2006, to hedge foreign currency exchange exposure between the Indian rupee and the U.S. dollar.  As of September 30, 2006, we had foreign currency contracts representing an aggregate amount of $5.4 million outstanding with maturity dates ranging from October 2006 through August 2007. Our subsidiary, Kanbay Software (India) Private Limited (“KSIL”) has a foreign exchange facility agreement with Citibank and an International Foreign Exchange Master Agreement with the Hongkong and Shanghai Banking Corporation Limited in India to provide a combined foreign exchange facility to hedge trade related foreign exchange exposure.  Foreign exchange contracts covered by this facility may only be entered into to cover trade related exchange exposure incurred in the normal course of business.  KSIL’s foreign exchange facilities are unsecured.  We have performed a quantitative analysis of our currency rate exposure to the Indian rupee as of September 30, 2006. Based on our current cost structure, a 10% appreciation in the Indian rupee against the U.S. dollar would result in a reduction in other income of approximately $1.8 million based on our current operations. We do not enter into derivative instruments for trading purposes.

Interest Rate Risk

In addition to existing cash balances and cash provided by normal operating activities, we use a combination of short-term and long-term debt to finance operations. We are exposed to interest rate risk on certain of these debt obligations. We had $95.5 million outstanding at September 30, 2006 under our senior secured credit facility with LaSalle Bank National Association (“the LaSalle Credit Facility”). Loans outstanding under the LaSalle Credit Facility bear interest at the LIBOR rate, or at the Company’s option, the Prime rate, in each case, plus an applicable margin based on our total leverage ratio. Changes in market interest rates on LIBOR or Prime affect our results of operations. Based on our current debt capitalization, a 10% appreciation in market interest rates would cause annualized interest expense to increase by approximately $673,000.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2006, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer, with the participation of the Company’s management, have concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner, and that material information relating to the Company is made known to senior management, including our Chief Executive Officer and Chief Financial Officer, particularly during the periods in which our periodic reports are being prepared.

Changes in internal control

During the first quarter of 2006, we began implementation of a new project management and time entry application for two client project teams.  We continued to roll out this application during the third quarter of 2006 to our client project teams which affected the reporting of approximately 40.8% of our revenues in the third quarter 2006.  We expect this application to replace our existing time entry application which will be used by all associates by December 2006.  The gradual implementation of this new application changes our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act).

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

KANBAY INTERNATIONAL, INC.

Date: November 9, 2006	By: /s/ Raymond J. Spencer
Raymond J. Spencer
Chairman of the Board and Chief Executive Officer
(Principal executive officer)

Date: November 9, 2006	By: /s/ William F. Weissman
William F. Weissman
Executive Vice President and Chief Financial Officer
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