Form 10-K/A
period 2005-12-31
KANBAY INTERNATIONAL INC
filed 2006-11-28
CIK 1125011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amended Filing”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2006 and as amended by Amendment No. 1 thereto filed with the SEC on September 22, 2006 (each, a “Prior Filing”), is being filed to amend and restate in its entirety Item 13 of each Prior Filing.  In addition, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC.

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

Kenneth M. Harvey, one of our directors, is Group Chief Information Officer for HSBC Holdings plc.  As of February 14, 2005, Household Investment Funding, Inc., a subsidiary of HSBC Holdings plc, owned approximately 12.9% of our outstanding common stock.  On April 27, 2005, we entered into a consulting agreement and a rate schedule with HSBC Holdings plc.  The consulting agreement and the rate schedule provide the general terms and conditions under which our various operating subsidiaries and affiliates deliver information technology services to HSBC Holdings plc and its affiliates (HSBC) around the world.

The consulting agreement provides that each project we perform for HSBC will be governed by a “statement of work,” which specifies the term, services, rates and personnel requirements for the project.  Under the consulting agreement, we provide customary limited warranties regarding the services that we provide to HSBC, and we are obligated to indemnify HSBC for any breach of these warranties.  Subject to certain customary exceptions, our liability to HSBC for any specific claim (or series of related claims) is limited to the greater of $15.0 million or the amounts paid or payable under the applicable statement of work, and in any event may not exceed $100.0 million in the aggregate for all claims that arise in any calendar year.  The consulting agreement remains in effect until terminated by either party.  HSBC may terminate the consulting agreement or any particular statement of work if we become insolvent, upon a change of control of us or if we fail to cure a material or persistent breach of the agreement within 30 days of a written request.  HSBC also may terminate any particular statement of work for any reason upon three (3) months prior written notice to us.

Our rates for the time-and-materials services delivered to HSBC under any statement of work entered into on or after April 1, 2005 are calculated based on the rate schedule, which establishes the billable rates and pricing formulas to be applied under the consulting agreement.  Under the rate schedule, HSBC has agreed to pay us an annual management fee in the amount of $400,000 to cover the general management expenses we incur in connection with the consulting agreement.  The rate schedule also provides HSBC with a two percent (2%) early payment discount option on fees for onsite time-and-materials services provided by us if invoices for these fees are paid by HSBC within 30 days of the date of invoice.  The rate schedule expires on December 31, 2007, but may be terminated earlier by HSBC if we become insolvent, upon a change of control of us, if we fail to cure a material or persistent breach of the agreement within 30 days of a written request or for any other reason upon 180 days prior written notice to us.

As a general matter, our agreements with unrelated parties limit our liability to them, but do not contain an early payment discount option.  As of December 31, 2005, none of our agreements with unrelated parties provided for an annual management fee payable to us.  The remaining provisions of the consulting agreement and the rate schedule with HSBC are comparable to those prevailing with unrelated parties.

In 2005, our revenues were approximately $230.5 million.  Of these revenues, approximately $122.3 million, or 53.1%, were from HSBC, and $108.2 million, or 46.9%, were from clients other than HSBC.  As of December 31, 2005, our accounts receivable were approximately $51.8 million.  Of these accounts receivable, approximately $24.8 million, or 48.0%, were from HSBC, and approximately $27.0 million, or 52.0%, were from clients other than HSBC.

We typically charge our clients different rates based on whether our services are performed at a client’s location, which we refer to as onsite services, or at one of our delivery centers in India, which we refer to as offshore services.  In 2005, we charged HSBC an average hourly rate for offshore services performed that was approximately 3.3% less than the average hourly rate we charged clients other than HSBC, and we charged HSBC an average hourly rate for onsite services performed that was approximately 4.4% more than the average hourly rate we charged clients other than HSBC.  A number of factors affect the billable rates that we charge a client (including HSBC) for a particular project.  These factors impacted the average hourly rates for the onsite and offshore services we performed for our clients during 2005.  For example, a software design project that requires senior personnel who have experience with a particular software system will result in a higher billable rate than a software maintenance project that is largely staffed with more junior personnel in India.  Additional factors that affect our billable rates include the duration and size of the project and whether the project is billed on a time-and-materials basis or a fixed price basis.  A combination of these factors contributed to the differences in the average hourly rates we charged our clients for services performed in 2005.

In 2005, our revenues from HSBC for offshore services performed were approximately $73.4 million, or approximately $26.7 million more than the approximately $46.8 million of revenues we generated from offshore services performed for clients other than HSBC, and our revenues from HSBC for onsite services performed were approximately $49.0 million, or approximately $8.2 million less than the approximately $57.1 million of revenues we generated from onsite services performed for clients other than HSBC.  (These amounts exclude the revenues from our former Australian security and connectivity business, which we sold on May 31, 2005.)  Assuming we charged HSBC the average hourly offshore and onsite billable rates that we charged clients other than HSBC during 2005, which rates are different than those that we charged HSBC during 2005 as a result of the factors described above, HSBC paid us approximately $434,000 less for the services we provided to it than a client other than HSBC would have paid us for these services.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to annual report to be signed on its behalf by the undersigned thereunto duly authorized.

KANBAY INTERNATIONAL, INC.

Date: November 28, 2006	By: /s/ Raymond J. Spencer
Raymond J. Spencer
Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.